Form 10-Q
period 1998-08-09
FRANKS NURSERY & CRAFTS INC
filed 1998-09-23
CIK 38792

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-Q

(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 9, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from  _____________ to ______________


                          Commission file number   1-5364
                                                 ----------

                         FRANK'S NURSERY & CRAFTS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            MICHIGAN                                       38-1561374
--------------------------------                      ----------------------
(State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                     Identification Number)


                 1175 West Long Lake Road, Troy, Michigan 48098
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                  Registrant's Telephone Number: (248) 712-7000
--------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x   No
                                             -----   -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed
by a court. Yes              No
               -----           -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $1.00 par value, 246,000 shares outstanding as of September 23, 1998 held by FNC Holdings Inc.

                         FRANK'S NURSERY & CRAFTS, INC.

                         PART I - FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS


         In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented herein. In the opinion of management such adjustments consisted of normal recurring items. Financial results of the interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's report on Form S-4 dated July 21, 1998.

FRANK'S NURSERY & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
(In thousands)


                                Twelve Weeks Ended     Twenty-Eight Weeks Ended
                              ----------------------   ------------------------
                               August 9,  August 10,    August 9,   August 10,
                                 1998        1997          1998        1997
                              ----------  ----------    ----------  ----------
REVENUES:

  Net sales                   $ 126,463   $ 124,454     $ 302,736   $ 302,697
  Other income (expense)          2,073        (139)        2,635         (21)
                              ---------   ---------     ---------   ---------
                                128,536     124,315       305,371     302,676
                              ---------   ---------     ---------   ---------
COSTS AND EXPENSES:
  Cost of sales, including
    buying and occupancy         90,292      89,904       204,370     211,850
  Selling, general and
    administrative               31,914      31,865        74,781      76,054
  Interest and debt expense       4,611       4,823        11,403      11,447
                              ---------   ---------     ---------   ---------
                                126,817     126,592       290,554     299,351
                              ---------   ---------     ---------   ---------
INCOME (LOsS) BEFORE
  EXTRAORDINARY LOSS              1,719      (2,277)       14,817       3,325
EXTRAORDINARY LOSS                                         (5,148)
                              ---------   ---------     ---------   ---------
NET INCOME (LOSS)             $   1,719   $  (2,277)    $   9,669   $   3,325
                              =========   =========     =========   =========

                                       -2-

FRANK'S NURSERY & CRAFTS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)


                                       AUGUST 9,     August 10,   January 25,
                                          1998          1997          1998
                                       ---------     ----------   -----------
                                       (UNAUDITED)   (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents             $  13,388   $   5,043    $  16,100
  Accounts and notes receivable             1,955       4,061        4,607
  Merchandise inventory                   108,575      94,448       81,051
  Prepaid expenses and other
    current assets                          5,796       9,409        6,218
                                        ---------   ---------    ---------
        Total current assets              129,714     112,961      107,976
                                        ---------   ---------    ---------

PROPERTY, PLANT AND EQUIPMENT,NET         211,888     207,605      217,880
INTANGIBLES, LESS ACCUMULATED
  AMORTIZATION OF $1,464,
    $11,079 AND $173                       97,446      14,821       95,825
OTHER ASSETS AND DEFERRED CHARGES          15,256      10,715       13,248
                                        ---------   ---------     --------
                                        $ 454,304   $ 346,102    $ 434,929
                                        =========   =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                      $  49,197   $  36,539    $  30,852
  Accrued expenses                         43,997      34,906       53,677
  Notes payable to banks                   10,000                   10,000
  Current portion of long-term debt         1,857       2,329        1,780
                                        ---------   ---------    ---------
        Total current liabilities         105,051      73,774       96,309
                                        ---------   ---------    ---------
LONG-TERM DEBT:
  Senior debt                              38,413     126,463      102,189
  Notes payable to banks                   20,281
  Subordinated debt                       115,000      65,000       65,000
                                        ---------   ---------    ---------
        Total long-term debt              173,694     191,463      167,189
                                        ---------   ---------    ---------

OTHER LIABILITIES AND DEFERRED CREDITS     13,588       6,940       17,778
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock $1.00 par value,
    5,000,000 shares authorized,
      246,000 shares issued                   246         246          246
  Capital in excess of par value          165,754      48,146      165,754
  Intercompany payable (receivable)          (794)    110,066         (693)
  Retained earnings                        (3,235)    (84,533)     (11,654)
                                        ---------   ---------    ---------
        Total shareholders' equity        161,971      73,925      153,653
                                        ---------   ---------    ---------
                                        $ 454,304   $ 346,102    $ 434,929
                                        =========   =========    =========

FRANK'S NURSERY & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

                                                   Twenty-eight Weeks Ended
                                                   ------------------------
                                                    AUGUST 9,   August 10,
                                                     1998           1997
                                                   ------------ -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $   9,669    $   3,325
  Adjustments to reconcile net income to net
   cash provided by operations:
    Extraordinary charge                                5,148
    Depreciation and amortization                       9,851       11,195
    Other                                              (1,788)         727
                                                    ---------    ---------
                                                       22,880       15,247

  Changes in current assets and current liabilities:
    (Increase) decrease in accounts and
      notes receivable                                  2,548         (389)
    Increase in inventory                             (27,826)     (12,873)
    Decrease in prepaid expenses                          422           49
    Increase in accounts payable                       17,252        8,669
    Decrease in accrued expenses                      (15,128)      (4,563)
                                                    ---------    ---------
  Net cash provided by operations                         148        6,140
                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment           (5,834)      (3,863)
  Other                                                 3,931        6,164
                                                    ---------    ---------
  Net cash provided by (used for)
    investing activities                               (1,903)       2,301
                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                          115,000
  Debt issue costs                                     (5,230)
  Decrease in intercompany payable                       (101)      (5,701)
  Payment of long-term debt and capital lease
    obligations                                      (110,626)      (1,223)
                                                    ---------    ---------
  Net cash used for financing activities                 (957)      (6,924)
                                                    ---------    ---------
INCREASE IN CASH AND CASH EQUIVALENTS                  (2,712)       1,517
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       16,100        3,526
                                                    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  13,388    $   5,043
                                                    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
INTEREST                                            $   3,686    $   2,976
                                                    =========    =========
TAXES                                               $     -0-    $     -0-
                                                    =========    =========

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Second quarter of 1998 compared with second quarter 1997
Results of operations

Net Sales

         NET SALES were $126.5 million for the twelve week 1998 second quarter which ended August 9, 1998 compared with $124.5 million in the 1997 second quarter which ended August 10, 1997. Same-store sales (stores open for a full year in both years) increased 2.0%. Same-store sales growth in the 1998 second quarter for the core lawn and garden business, including florals, was 4.5%. Declines in crafts and pet foods, where selected merchandise classes are being phased out, reduced the overall growth to 2%.


Earnings

         COST OF SALES, INCLUDING BUYING AND OCCUPANCY EXPENSES, were $90.3 million in the 1998 second quarter compared to $89.9 million in the 1997 second quarter. This increase of $0.4 million amounts to a 0.4% increase. Cost of sales, as a percentage of net sales, was 71.4% in the 1998 second quarter compared to 72.2% in the 1997 second quarter. Merchandise margins were the same compared to the prior year's quarter. Buying and occupancy costs decreased, as a percentage of net sales, by 0.8 of a percentage point due principally to lower occupancy related costs, including maintenance and repairs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES in the 1998 second quarter were $31.9 million compared to $31.9 million in the 1997 second quarter. The result of the elimination of the FNC Holdings Inc. ("Holdings") corporate expenses of $2.2 million was offset by increased advertising expenditures in 1998. As a percentage of net sales, selling general and administrative expenses decreased by 0.4 of a percentage point to 25.2% in the 1998 second quarter compared to 25.6% in the 1997 quarter.

         OPERATING INCOME (defined as "net sales less cost of sales, including buying and occupancy costs, and selling, general and administrative expenses") for the 1998 second quarter was $4.3 million, an increase of $1.6 million or 59%, compared to $2.7 million for the 1997 second quarter. The improvement in operating income was primarily the result of increased sales with merchandise margins unchanged. Operating income, as a percentage of net sales, was 3.4% of net sales for the 1998 second quarter compared to 2.2% for the 1997 second quarter. The improvement of 1.2 percentage points results from lower levels of spending in buying and occupancy costs, and to selling, general and administrative expenses at a growth rate lower than the net sales increase.

         INTEREST AND DEBT EXPENSE was $4.6 million for the 1998 second quarter compared with $4.8 million for the 1997 quarter.

         OTHER INCOME (EXPENSE) was $2.1 million for the 1998 second quarter compared with expense of $.1 million for the 1997 second quarter. This increase of $2.2 million is due primarily to gains from the sales of property of $1.5 million in 1998 compared with the second quarter of 1997 which included a charge of $.9 million associated with the sale of the Frank's headquarters. Interest income was $.6 million in the second quarter of 1998 compared with $.8 million in the 1997 second quarter.

         NET INCOME for the 1998 second quarter was $1.7 million compared with a loss of $2.3 million in 1997, an increase of $4 million. The net income improvement reflects improved operating income and other income as explained above.



First half of 1998 compared with the first half of 1997

Results of operations

Net Sales

         NET SALES were $302.7 million for the twenty-eight weeks ended August 9, 1998 compared with $302.7 million in the 1997 first half which ended August 10, 1997. Same-store sales (stores open for a full year in both years) increased 0.7% for the 1998 first half. Same-store sales growth in the core lawn and garden business, including florals was 3.2%. Declines in crafts and pet foods, where selected merchandise classes are being phased out, reduced the overall growth to 0.7%.


Earnings

         COST OF SALES, INCLUDING BUYING AND OCCUPANCY EXPENSES, were $204.4 million in the 1998 first half compared to $211.9 million in the 1997 first half. This reduction of $7.5 million amounts to a 3.5% decrease. Cost of sales, as a percentage of net sales, was 67.5% in the 1998 first half compared to 70% in the 1997 first half. This improvement was due primarily to a 1.8 percentage point increase in merchandise margins and a decrease of 0.7 of a percentage point in buying and occupancy costs due principally to lower expenses in the distribution centers. The 1.8 percentage point improvement in merchandise margins was primarily the result of decreased markdowns in the 1998 first half compared to 1997 as the Company reduced its reliance on broad category markdowns.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES in the 1998 first half were $74.8 million compared to $76.1 million in the 1997 first half. The decrease of $1.3 million was principally the result of the elimination of the Holdings corporate expenses, offset in part by increased advertising expenses in the 1998 second quarter. As a percentage of net sales, selling general and administrative expenses decreased by 0.4 of a percentage point to 24.7% in the 1998 first half compared to 25.1% in the 1997 first half.

         OPERATING INCOME for the 1998 first half was $23.6 million, an increase of $8.8 million or 59%, compared to $14.8 million for the 1997 first half. The improvement in operating income was primarily the result of improved merchandise margins and lower distribution center expenses as explained above. Operating income, as a percentage of net sales was 7.8% of net sales for the 1998 first half compared to 4.9% for the 1997 first half. The principal contributors to the
2.9 percentage point improvement were lower levels of spending in buying and occupancy costs and selling, general and administrative expenses and the 1.8 percentage point gain in merchandise margins.

         INTEREST AND DEBT EXPENSE was $11.4 million for the 1998 first half compared with $11.4 million for the 1997 first half.

         OTHER INCOME (EXPENSE) was $2,635,000 for the 1998 first half compared with expense of $21,000 for the 1997 first half. This increase of $2,656,000 is due primarily to gains from sales of properties during the 1998 first half of $1,493,000 compared with the first half of 1997 which included a charge of $250,000 associated with the closing of a leased store and a loss of $926,000 associated with the sale of the Frank's headquarters.
Interest income was approximately $1.1 million in both 1997 and 1998.

         Due to previously unrecognized tax benefits no income tax provision has been provided for in the first half of 1998 and 1997.

         INCOME BEFORE EXTRAORDINARY LOSS for the 1998 first half was $14.8 million, an improvement of $11.5 million over the 1997 first half results of $3.3 million. This improvement is the result of increases in the operating income and other income as explained above.

         THE EXTRAORDINARY LOSS in the 1998 first half of $5.1 million was the result of early extinguishment of debt and major modification to existing credit lines recorded by the Company in the 1998 first quarter. The early extinguishment of debt resulted in an extraordinary charge of $3.5 million representing the premium of $2.2 million and other costs associated with the retirement of the 11 1/2% Senior Notes and the 8% Convertible Notes.

  In addition, costs were incurred for early payment of a term loan and overall credit line reduction from $195 million to $135 million.

         NET INCOME for the 1998 first half was $9.7 million compared with $3.3 million in 1997, an increase of $6.4 million, or 194%. The net income improvement reflects improved operating income and other income partially offset by the extraordinary loss as explained above.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations in the 1998 first half was $.1 million compared to $6.1 million in the 1997 first half. Inventory increased $27.8 million in 1998 compared to an increase of $12.9 million in 1997, while accounts payable increased $17.3 million in 1998 compared to an increase of $8.7 million in 1997. Both the higher level of inventory and accounts payable increases during the 1998 first half are primarily attributable to the Company's strategy to increase overall inventories to ensure adequate stock levels in all stores. The decrease in accrued expenses during the 1998 first half is due primarily to payments of approximately $12.0 million in 1998 to former shareholders of Holdings as they exercised conversion rights for their untendered shares, and to timing differences.

         Net cash used for investing activities in the 1998 first half was $1.9 million compared to net cash provided of $2.3 million in the 1998 first half. Capital spending in the 1998 first half was $5.8 million compared with $3.9 million in 1997 as the Company invested in new systems, refurbished stores and invested in store fixtures. The first half of both fiscal years included net proceeds from the sale and leaseback of Company owned stores. Net proceeds were $3.9 million in the 1998 first half and $6.2 million in the 1997 first half.

         Net cash used for financing activities in the 1998 first half was $1 million compared to $6.9 million in the 1997 first half. The $6.9 million used in the 1997 first half was primarily for intercompany transactions with FNC Holdings. The $1 million used in the 1998 first half was the net of $115.0 million in gross proceeds from the Offering of the new Subordinated Notes offset by the redemption of the remaining 11.5% Senior Notes and the 8% Convertible Notes and related costs as well as the pay-down of the Senior Secured Credit Facility.

         At August 9, 1998 the Company had a Senior Secured Credit Facility with various banks and financial institutions providing for total borrowings of up to $130.3 million. The Company had borrowings outstanding of $30.3 million at August 9, 1998. The Senior Credit Facility requires the Company to maintain certain minimum financial ratios.

The Company was in compliance with all of its covenants under the Senior Credit Facility at August 9, 1998. Total long term debt at August 9, 1998 was $183.7 million including the Senior Credit Facility, Mortgages, Capital Leases and the new Subordinated Notes. Cash and cash equivalents were $13.4 million at the end of the 1998 first half.

         The Company believes its cash flow from operations and utilization of available borrowings under its Senior Credit Facility are sufficient to meet its seasonal working capital needs. Management anticipates that total capital expenditures for fiscal 1998 will be approximately $22 million for the implementation of new MIS systems, refurbishment of the existing stores and a new store opening program.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  (27)     Financial Data Schedule.

         (b)      Reports on Form 8-K

                  During the quarter and through the date of this Report the Registrant filed a report on Form 8-K dated August 6, 1998 for Item 4: Change in
                  Registrant's Certifying Accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FRANK'S NURSERY & CRAFTS, INC.


                                  By:      /s/ Joseph R. Baczko
                                        --------------------------------
                                          Joseph R. Baczko
                                          Chairman, Chief Executive
                                          Officer and President



                                  By:      /s/ Larry T. Lakin
                                        --------------------------------
                                          Larry T. Lakin
                                          Executive Vice President
                                          Chief Financial Officer


Dated:  September 23, 1998

                                  EXHIBIT INDEX


Exhibit Number             Description of Exhibit
--------------             ----------------------


   (27)                    Financial Data Schedule.