Form 10-Q
period 1998-11-01
FRANKS NURSERY & CRAFTS INC
filed 1998-12-16
CIK 38792

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q
(MARK ONE)
  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   -    EXCHANGE ACT OF 1934
        For the quarterly period ended November 1, 1998
                                       ----------------
                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from                to
                                          ------------    ------------

                          Commission file number 1-5364
                                                 ------
                         FRANK'S NURSERY & CRAFTS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


      MICHIGAN                                         38-1561374
      --------                                         ----------
(State or Other Jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                 Identification Number)


                 1175 West Long Lake Road, Troy, Michigan 48098
--------------------------------------------------------------------------------
           (Address of Principal Executive Offices)         (Zip Code)


                  Registrant's Telephone Number: (248) 712-7000
                                                 --------------
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed
by a court. Yes    No
               ---   ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $1.00 par value, 1,000 shares outstanding as of December 16, 1998 held by FNC Holdings Inc.

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

Frank's Nursery & Crafts, Inc.
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
--------------------------------------------------------------------------------
(In thousands)

                                Twelve Weeks Ended         Forty Weeks Ended
                               ----------------------    ----------------------
                               NOVEMBER 1, November 2,   NOVEMBER 1, November 2,
                                 1998        1997          1998        1997
                               ----------  ----------    ----------  ----------
REVENUES:
  Net sales                    $  71,896   $  82,481     $ 374,632   $ 385,178
  Other income                        38       2,811         2,673       2,790
                               ---------   ---------     ---------   ---------
                                  71,934      85,292       377,305     387,968
                               ---------   ---------     ---------   ---------
COSTS AND EXPENSES:
  Cost of sales, including
    buying and occupancy          56,384      69,132       260,754     280,982
  Selling, general and
    administrative                25,728      29,127       100,509     105,181
  Interest and debt expense        5,181       4,833        16,584      16,280
                               ---------   ---------     ---------   ---------
                                  87,293     103,092       377,847     402,443
                               ---------   ---------     ---------   ---------
LOSS BEFORE EXTRAORDINARY LOSS   (15,359)    (17,800)         (542)    (14,475)
EXTRAORDINARY LOSS                                          (5,148)
                               ---------   ---------     ---------   ---------
NET LOSS                       $ (15,359)  $ (17,800)    $  (5,690)  $ (14,475)
                               =========   =========     =========   =========

Frank's Nursery & Crafts, Inc.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(Dollars in thousands)

                                       NOVEMBER 1, November 2,  January 25,
                                          1998         1997        1998
                                       ----------  ----------   -----------
                                       (UNAUDITED) (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents             $  11,445   $   3,274    $  16,100
  Accounts and notes receivable             1,822       4,590        4,607
  Merchandise inventory                   127,073     122,588       81,051
  Prepaid expenses and other
    current assets                          6,700      10,440        6,218
                                        ---------   ---------    ---------
        Total current assets              147,040     140,892      107,976
                                        ---------   ---------    ---------

PROPERTY, PLANT AND EQUIPMENT, NET        211,164     204,031      217,880
INTANGIBLES, LESS ACCUMULATED
  AMORTIZATION OF $2003,
    $11,264 AND $173                       96,092      14,592       94,575
OTHER ASSETS AND DEFERRED CHARGES          15,670      10,728       13,248
                                        ---------   ---------    ---------
                                        $ 469,966   $ 370,243    $ 433,679
                                        =========   =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                      $  42,098   $  44,845    $  30,852
  Accrued expenses                         37,413      30,650       53,677
  Notes payable to banks                   55,000      16,000       10,000
  Current portion of long-term debt         1,892       2,394        1,780
                                        ---------   ---------    ---------
        Total current liabilities         136,403      93,889       96,309
                                        ---------   ---------    ---------
LONG-TERM DEBT:
  Senior debt                              37,987     127,482      102,189
  Notes payable to banks                   20,281
  Subordinated debt                       115,000      65,000       65,000
                                        ---------   ---------    ---------
        Total long-term debt              173,268     192,482      167,189
                                        ---------   ---------    ---------

OTHER LIABILITIES AND DEFERRED CREDITS     13,718       7,280       17,778
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock $1.00 par value,
    1,000 shares authorized,
      1,000 shares issued                       1           1            1
  Capital in excess of par value          165,999      48,391      165,999
  Intercompany payable (receivable)          (829)    130,535         (693)
  Retained earnings                       (18,594)   (102,335)     (12,904)
                                        ---------   ---------    ---------
        Total shareholders' equity        146,577      76,592      152,403
                                        ---------   ---------    ---------
                                        $ 469,966   $ 370,243    $ 433,679
                                        =========   =========    =========

Frank's Nursery & Crafts, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(Dollars in thousands)


                                                        Forty Weeks Ended
                                                     ------------------------
                                                     NOVEMBER 1,  November 2,
                                                        1998        1997
                                                        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $  (5,690)   $ (14,475)
  Adjustments to reconcile net the loss to net
    cash provided by operations:
      Extraordinary charge                              5,148
      Depreciation and amortization                    14,031       16,484
      Gains from sales of property, plant and
        equipment                                                   (2,981)
      Other                                            (1,539)       1,038
                                                    ---------    ---------
                                                       11,950           66

  Changes in current assets and current liabilities:
    Decrease in accounts and notes receivable           2,681          147
    Increase in inventory                             (46,324)     (41,013)
    Increase in prepaid expenses                         (482)      (1,107)
    Increase in accounts payable                       10,153       16,975
    Decrease in accrued expenses                      (19,623)      (8,421)
                                                    ---------    ---------
  Net cash used for operations                        (41,645)     (33,353)
                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment           (9,640)     (10,041)
  Other                                                 3,931       12,587
                                                    ---------    ---------
  Net cash used for investing activities               (5,709)       2,546
                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                          115,000        1,625
  Debt issue costs                                     (6,148)         (72)
  Increase (decrease) in intercompany payable            (136)      14,766
  Increase in notes payable to banks                   45,000       16,000
  Payment of long-term debt and capital lease
    obligations                                      (111,017)      (1,764)
                                                    ---------    ---------
  Net cash provided by financing activities            42,699       30,555
                                                    ---------    ---------
Decrease in cash and cash equivalents                  (4,655)        (252)
Cash and cash equivalents at beginning of period       16,100        3,526
                                                    ---------    ---------
Cash and cash equivalents at end of period          $  11,445    $   3,274
                                                    =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
INTEREST                                            $  10,998    $  18,362
                                                    =========    =========
TAXES                                               $     -0-    $      46
                                                    =========    =========

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third quarter of 1998 compared with third quarter 1997

Results of operations


Net Sales

         NET SALES were $71.9 million for the twelve week 1998 third quarter which ended November 1, 1998 compared with $82.4 million in the 1997 third quarter which ended November 2, 1997. Same-store sales (stores open for a full year in both years) decreased 11.4%. The decrease in same-store sales for the third quarter was primarily the result of planned changes in year-on-year merchandising and sales strategies in two major areas. First, the decreases were related to continuing phaseouts of selected classes of merchandise in the crafts and pet categories following the Company's decision to exit lines of business viewed as non-complementary to the core lawn and garden position. Secondly, the decrease is also directly attributable to the planned de-emphasis in deep discount promotional activities in favor of every day fair pricing and margin enhancement policies.


Earnings

         COST OF SALES, INCLUDING BUYING AND OCCUPANCY EXPENSES, were $56.4 million in the 1998 third quarter compared to $69.1 million in the 1997 third quarter. This decrease of $12.7 million amounts to a 18.4% decrease. Cost of sales, as a percentage of net sales, was 78.4% in the 1998 third quarter compared to 83.8% in the 1997 third quarter. This improvement was due primarily to a 6.5 percentage point increase in merchandise margins and lower distribution center operating costs and maintenance and repair expenses, partially offset by fixed occupancy costs which were the same amount in both 1998 and 1997 but higher in 1998 as a percent to net sales due the to the decrease in sales in 1998 compared with 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES in the 1998 third quarter were $25.7 million compared to $29.1 million in the 1997 third quarter. The primary contributors to the decrease in 1998 resulted from the elimination of the FNC Holdings corporate expenses of $1.2 million, lower corporate administrative expenses of $1.2 million and lower store operating costs. As a percentage of net sales, selling general and administrative expenses increased by 0.5 of a percentage point to 35.8% in the 1998 third quarter compared to 35.3% in the 1997 quarter.

         THE OPERATING LOSS (defined as "net sales less cost of sales, including buying and occupancy costs, and selling, general and administrative expenses") for the 1998 third quarter was $10.2 million, an improvement of $5.6 million or 35%, compared to $15.8 million for the 1997 third quarter. The decrease in the operating loss was primarily the result of increased merchandise margins, lower distribution center operating costs and lower selling, general and administrative expenses. The operating loss, as a percentage of net sales, improved to 14.2% of net sales for the 1998 third quarter, a decrease of 4.9 percentage points over the 19.1% for the 1997 third quarter. The principal contributor to this improvement was the increase in merchandise margins.

         INTEREST AND DEBT EXPENSE was $5.2 million for the 1998 third quarter compared with $4.8 million for the 1997 quarter.

         OTHER INCOME was $38,000 for the 1998 third quarter compared with $2,811,000 for the 1997 third quarter. This decline of $2,773,000 is due primarily to gains from the sales of property of $2.7 million in 1997.

         Due to previously unrecognized tax benefits no income tax provision has been provided for in the 1998 and 1997 third quarter.

         THE NET LOSS for the 1998 third quarter was $15.4 million compared with $17.8 million in 1997, a decrease of $2.4 million. This improvement reflects improved operating income of $5.6 million partially offset by gains from property sales in 1997.


First three quarters of 1998 compared with the first three quarters of 1997

Results of operations


Net Sales

         NET SALES were $374.6 million for the forty weeks ended November 1, 1998 compared with $385.2 million in the 1997 first three quarters which ended November 2, 1997. Same-store sales (stores open for a full year in both years) decreased 1.7% for the 1998 first three quarters. Same-store sales growth in the core lawn and garden business, including florals was 2.6%. Declines in crafts and pet foods, where selected merchandise classes are being phased out, as well as a decrease in deep discount promotional activities, were the primary causes of the overall Company decrease.

Earnings

         COST OF SALES, INCLUDING BUYING AND OCCUPANCY EXPENSES, were $260.8 million in the 1998 first three quarters compared to $281 million in the 1997 first three quarters. This reduction of $20.2 million amounts to a 7.2% decrease. Cost of sales, as a percentage of net sales, was 69.6% in the 1998 first three quarters compared to 72.9% in the 1997 first three quarters. This improvement was due primarily to a 2.9 percentage point increase in merchandise margins and a decrease of 0.4 of a percentage point in buying and occupancy costs due principally to lower expenses in the distribution centers. The 2.9 percentage point improvement in merchandise margins was primarily the result of decreased deep discount promotional activities in the 1998 first three quarters compared to 1997 as the Company reduced its reliance on broad category markdowns.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES in the 1998 first three quarters were $100.5 million compared to $105.2 million in the 1997 first three quarters. The decrease of $4.7 million was principally the result of the elimination of the FNC Holdings corporate expenses. Increased advertising was offset by decreases in store operating expenses, primarily payroll, and corporate administrative expenses. As a percentage of net sales, selling general and administrative expenses decreased by 0.5 of a percentage point to 26.8% in the 1998 first three quarters compared to 27.3% in the 1997 first three quarters.

         OPERATING INCOME for the 1998 first three quarters was $13.4 million, an increase of $14.4 million, over a $1 million loss for the 1997 first three quarters. The improvement in operating income was primarily the result of improved merchandise margins, lower distribution center expenses and reduced selling, general and administrative expenses as explained above. Operating income, as a percentage of net sales was 3.8% of net sales for the 1998 first three quarters compared to a 0.3% loss for the 1997 three quarters. The improvement of 4.1 percentage points results primarily from the 2.9 percentage point gain in merchandise margins and reduced expenses.

         INTEREST AND DEBT EXPENSE was $16.6 million for the 1998 first three quarters compared with $16.3 million for the 1997 first three quarters.

         OTHER INCOME was $2.7 million for the 1998 first three quarters compared with $2.8 million for the 1997 first three quarters.

         Due to previously unrecognized tax benefits no income tax provision has been provided for in the first three quarters of 1998 and 1997.

         THE LOSS BEFORE EXTRAORDINARY LOSS for the 1998 first three quarters was $.5 million, an improvement of $14 million over the 1997 first three quarters results of $14.5 million. This improvement is the result of the increase in operating income as explained above.

         THE EXTRAORDINARY LOSS in the 1998 first three quarters of $5.1 million was the result of early extinguishment of debt and major modification to existing credit lines recorded by the Company in the 1998 first quarter. The early extinguishment of debt resulted in an extraordinary charge of $3.5 million representing the premium of $2.2 million and other costs associated with the retirement of the 11 1/2% Senior Notes and the 8% Convertible Notes. In addition, costs were incurred for early payment of a term loan and overall credit line reduction from $195 million to $135 million.

         THE NET LOSS for the 1998 first three quarters was $5.7 million compared with a net loss of $14.5 million in 1997, an improvement of $8.8 million, or 61%. The net loss decline reflects improved operating income partially offset by the extraordinary loss as explained above.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used for operations in the 1998 first three quarters was $41.6 million compared to $33.4 million in the 1997 first three quarters. Inventory increased $46.3 million in 1998 compared to an increase of $41 million in 1997, while accounts payable increased $10.1 million in 1998 compared to an increase of $17 million in 1997. The higher level of inventory increase in the 1998 first three quarters is primarily attributable to the Company's strategy to increase overall inventories to ensure adequate stock levels in all stores. The lower increase in payables during 1998 compared with 1997 is primarily a timing difference as the inventory build occurred principally during the first half with most of the inventory build paid for by the end of the third quarter. The decrease in accrued expenses during the 1998 first half is due primarily to payments of approximately $12 million in 1998 to former shareholders of Holdings as they exercised conversion rights for their untendered shares, and to timing differences.

         Net cash used for investing activities in the 1998 first three quarters was $5.7 million compared to net cash provided of $2.5 million in the 1997 first three quarters. Capital spending in the 1998 first three quarters was $9.6 million compared with $10 million in 1997. The 1998 expenditures relate to the Company's investment in new systems, refurbished stores and store fixtures. Expenditures in 1997 related primarily to the opening of two new stores and store fixtures. The first three quarters of both fiscal years included net proceeds from the sale and leaseback of Company owned stores. Net proceeds were $3.9 million in the 1998 first three quarters and $12.6 million in the 1997 first three quarters.

         Net cash provided by financing activities in the 1998 first three quarters was $42.7 million compared to $30.6 million in the 1997 first three quarters. The $42.7 million provided in the 1998 first three quarters was the net of $115 million in gross proceeds from the Offering of the new Subordinated Notes offset by the redemption of the remaining 11.5% Senior Notes and the 8% Convertible Notes and related costs. The $30.6 million provided in the 1997 first three quarters was primarily for intercompany transactions with FNC Holdings and a net increase in bank debt.

         At November 1, 1998 the Company had a Senior Secured Credit Facility with various banks and financial institutions providing for total borrowings of up to $130.3 million. The Company had borrowings outstanding of $75.3 million at November 1, 1998. The Senior Credit Facility requires the Company to maintain certain financial ratios. The Company was in compliance with all of its covenants under the Senior Credit Facility at November 1, 1998. Total debt at November 1, 1998 was $230.2 million including borrowings under the Senior Credit Facility, mortgages, capital leases, Subordinated Notes and the associated current portion of the aforementioned debt. Cash and cash equivalents were $11.4 million at the end of the 1998 quarter.

         The Company believes its cash flow from operations and utilization of available borrowings under its Senior Credit Facility are sufficient to meet its seasonal working capital needs. Management anticipates that total capital expenditures for fiscal 1998 will be approximately $18 million for the implementation of new MIS systems, refurbishment of the existing stores and a new store opening program. The Company expects to spend $7 million in connection with the implementation of the new MIS and upgrades which the Company believes will, among other things, solve all known Year 2000 issues.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  (27) Financial Data Schedule.

         (b)      Reports on Form 8-K

                  During the quarter and through the date of this Report, the Registrant filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FRANK'S NURSERY & CRAFTS, INC.


                      By:    /s/ Joseph R. Baczko
                             ------------------------------
                             Joseph R. Baczko
                             Chairman, Chief Executive
                             Officer and President


                      By:    /s/ Larry T. Lakin
                             ------------------------------
                             Larry T. Lakin
                             Executive Vice President
                             Chief Financial Officer

Dated:  December 16, 1998

                                  EXHIBIT INDEX


Exhibit Number             Description of Exhibit
--------------             ----------------------


   (27)                    Financial Data Schedule.