Form 10-K405
period 1999-01-31
FRANKS NURSERY & CRAFTS INC
filed 1999-04-22
CIK 38792

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 31, 1999

                                       OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES  EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to _______________

                          Commission file number 1-5364


                         FRANK'S NURSERY & CRAFTS, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


           MICHIGAN                                      38-1561374
           --------                                      ----------
    (State or other jurisdiction                      (I.R.S. employer
   of incorporation or organization)                  identification no.)



                       1175 West Long Lake, Troy, MI 48098
                       -----------------------------------
               (Address of principal executive offices) (Zip code)


        Registrant's telephone number including area code: (248) 712-7000
                                                           --------------


           Securities registered pursuant to Section 12(b) of the Act:

                                      None


           Securities registered pursuant to Section 12(g) of the Act:

                                      None


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X             No
    ---------           --------


         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Number of voting shares of the registrant's Common Stock outstanding as of April 22, 1999: 1,000 held by FNC Holdings Inc. There is no public trading market for the outstanding shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1. BUSINESS


OVERVIEW

         Frank's Nursery & Crafts, Inc. ("Frank's", the "Company" or the "Registrant") operates the largest chain (as measured by sales) in the United States of specialty retail stores devoted to the sale of lawn and garden products. In addition, the Company sells dried and artificial flowers and arrangements, Christmas merchandise, crafts and pet supplies. As of January 31, 1999, the Company operated 254 retail stores in 15 states primarily in the East and Midwest regions of the United States under the name Frank's Nursery & Crafts(R). References to "Holdings" refer to the sole shareholder of Frank's, FNC Holdings Inc. (formerly known as General Host Corporation), a New York Corporation. In December 1997 Holdings was acquired by The Cypress Group LLC ("Cypress"), a New York based private equity group. Unless otherwise stated, all statistics in this Item were compiled as of January 31, 1999.

         Frank's was incorporated under the laws of the State of Michigan in 1957. The Company operates entirely in one industry segment, the lawn and garden retail industry as defined below. The Company's principal executive offices are located at 1175 West Long Lake, Troy, Michigan 48098, and its telephone number is (248) 712-7000.


THE LAWN AND GARDEN INDUSTRY

         The Company believes that the overall retail market for lawn and garden products, defined to include green goods, fertilizers, gardening accessories, lawn furniture, Christmas Trim-a-Tree merchandise and snow removal, power and watering equipment, was approximately $79.1 billion in 1998 and grew at 3.4% over the $76.5 billion estimated for 1997. The Company also believes that, for the 10 years covering the period 1988 through 1998, the lawn and garden industry grew at a compound annual growth rate of approximately 7.4%. Among other factors, the Company believes that the principal reasons for this sustained growth were the positive effects of household formations and housing starts, the increasing popularity of gardening as a leisure activity and favorable demographic trends such as the aging of the baby-boomer population. Highlighting the widespread popularity of gardening, the Company believes that 64% of U.S. households participated in some form of gardening activity in 1997.

         The lawn and garden market is highly seasonal with the spring season accounting for the majority of annual product sales while the fall season represents a much lesser portion. The market for green goods is generally non-branded and highly differentiated by both specimen and quality while the market for hard goods, fertilizers and chemicals is composed of both national and private label brands. At the retail level, the lawn and garden market is highly fragmented and consists of national and regional chains of specialty retailers, mass merchants and home centers as well as thousands of local, independent garden centers and nurseries. With the exception of the garden center and nursery segment, few retailers operate their lawn and garden centers on a year round basis or as full line lawn and garden retailers. The Company believes that the top ten retailing companies represented approximately 16% of industry sales in 1997. The Company believes that the primary competitive factors in lawn and garden retailing include breadth of product assortment, product quality, price and knowledgeable service. The Company believes that it competes effectively on the above factors, as well as others, and that its competence in the retailing of lawn and garden products will enable it to gain market share in the future from increased penetration of its existing markets as well as from geographic expansion to new ones.

COMPANY STRATEGY

         The Company plans to continue to build on its core competencies in the retailing of plants and lawn and garden products and enhance its current market position as the leading specialty retailer in this category. Management intends, in part, to achieve its objective of continued market leadership by: (i) completing its store refurbishment program started in 1998 to cover all existing 254 stores, (ii) further focusing its merchandising and operating strategies on the lawn and garden segment and product categories complimentary to it and,
(iii) expansion in its existing markets as well as new ones through store openings and selected acquisitions.

         (i) Implement Store Refurbishment Program. Management expects to refurbish all of the Company's 254 existing locations by 2000. The program, begun in 1998, calls for selective refurbishment, on a store-by-store basis, of merchandising areas to include new fixturing for the yards and stores, new signage, and overall improvements in presentation and layout. While not all stores will require the same level of refurbishment, the Company expects to spend approximately $85,000 on average per existing location.

         (ii) Focus Merchandising Strategy on Core Competencies. The Company's merchandising strategy is to continue to build on Frank's core competencies in the retailing of green goods and lawn and garden products and to enhance product categories which are complimentary to them.

                  In the lawn and garden category, management intends (i) to enhance and enlarge its assortments of indoor and outdoor plants and introduce more specialized varieties,

                  (ii) to increase both the breadth and quality of its assortment of tools, gardening aids and accessories, (iii) to expand Frank's own private label program in fertilizers, chemicals, additives and specialty soils, as well as those of the leading national brands (iv) to expand its presentation of decorative planters, garden and patio accessories from domestic and international sources and, (v) to develop and provide proprietary customer services to support the lawn and garden enthusiast.

                  The Company also intends to enhance its merchandising assortment and presentation of dried and artificial flowers and floral assortments, decorative home accessories and accent pieces and to unify portions of its existing crafts product range into a cohesive floral and home decor merchandising presentation. The Company intends to complete the discontinuance of certain craft categories which are no longer consistent with its floral and home decor direction in 1999. The Pet Category consisting of pet foods and accessories has already been fully discontinued. Wild bird food, feeders and bird houses, which were a part of Pet Foods will now be a part of the Company's lawn and garden sector.

                  The Company enjoys a significant position in the Christmas Trim-a-Tree segment of the lawn and garden market and intends on developing that position further by improved and expanded merchandise assortments. The Company also plans to continue the program begun in 1998 calling for major in-store presentational changes for Trim-a-Tree during the Christmas season.


    (iii) Store Expansion. The Company expects to open up to ten new stores in 1999 and will increase the number of new stores to be opened in successive years. The Company does not plan to enter new markets until 2000 at which point it expects to open stores in existing as well as new markets. Management believes that new store expansion will result in significant sales growth for the Company as well as help realize overall economies in distribution, operations, purchasing, advertising and brand recognition. Management is also committed to review selective acquisition opportunities of independent operators and regional chains of lawn and garden or nursery retailers.

PRODUCT CATEGORIES

         The principal products sold at the Company's retail garden and crafts stores are as follows:




                       Percentage of
                         Sales In
Product Line          Fiscal Year 1998            Description
------------          ----------------            -----------

Lawn and garden               59.0%        Roses, potted plants, annual and
                                           perennial flowering plants, trees
                                           (including live Christmas trees),
                                           shrubs, fertilizers, seeds and bulbs,
                                           mulches, plant accessories, hoses and
                                           garden tools and equipment

Floral Decor                  11.2         Dried, silk and acrylic flowers and
                                           arrangements

Christmas                     13.8         Artificial Christmas trees,
                                           decorations and trimmings

Crafts                        13.2         Candles, paint and paint accessories,
                                           frames, art supplies, and wood crafts

Pet Supplies                   2.8         Bird houses, feeders, seeds and
                              ----         accessories


                             100.0%
                             =====



         LAWN AND GARDEN. As the nation's largest specialty retailer of lawn and garden products, the Company enjoys a strong franchise in the lawn and garden business. The Company offers customers one of the widest selections of live plants in the industry. In addition, the Company markets its own line of private label lawn and garden products under the Frank's name.

         The Company intends to build on its reputation in the live plant category and introduce more specialized and differentiated assortments on a year-round basis. Similarly, the assortment of gardening tools, aids and accessories will be increased. The Company continues to grow the Frank's private label business in gardening tools, potting soil, fertilizers and related merchandise.

         Lawn and garden sales are highest in the spring with the largest impact being in the first fiscal quarter and the early part of the second fiscal quarter, then declining during middle and late summer. There is an early fall sales season in these products that is less significant than the spring sales season. In the winter months, sales of such products are limited essentially to indoor plants.

         FLORAL DECOR. The Company's floral products include dried and artificial flowers and arrangements. Such floral products exhibit high inventory turnover, strong operating margins and low seasonality. Importantly, the floral category ties closely to the Company's emphasis on the lawn and garden market and related home decor merchandise.

         The Company is focusing on improving its current in-store floral presentation. Additionally, the Company is enhancing its current service level to assist customers in developing their own unique floral arrangements. The Company expects the floral decor category to be a growth area.

         Floral sells steadily throughout the year, and is stimulated by early spring, fall and late winter promotions. During the winter months (outside of the Christmas season) floral constitutes a large portion of the Company's sales.

         CHRISTMAS. During the Christmas holiday season, the Company's second most important selling season after spring, the Company transforms substantial portions of its stores into Christmas trim-a-tree layouts and offers a broad selection of seasonal merchandise and Christmas decoration for the holiday season. The Company believes that it is the largest retailer of live Christmas trees in the United States, selling in excess of 160,000 trees in 1998. In addition, the Company provides a large selection of artificial trees, wreathes and holiday plants as well as a wide array of trim-a-tree items. Christmas merchandise is sold almost entirely in November and December.

        CRAFTS. The Company's craft business provides a steady stream of revenues throughout the year. The Company is re- merchandising the craft product category by discontinuing certain classes of merchandise such as knitting and juvenile crafts and re-focusing the assortment range of merchandise to better complement its lawn and garden theme. During 1999 this category will be merged with floral decor products to form a new category called floral and home decor.

         PET SUPPLIES. The Company has discontinued basic (dog and cat) pet foods and refocused its pet product line to wild-bird related products, such as feeders, seeds and bird houses which are more complementary to its lawn and garden theme. This category will be merged into the lawn and garden merchandise category during 1999.

SEASONALITY

         The Company's business is highly seasonal and subject to the impact of weather conditions, which may affect consumer purchasing patterns. In fiscal 1998, 41% of the Company's sales occurred during the spring season (late March to mid-June) and 24% occurred during the Christmas season (November to late December). Normally, spring is the most profitable season, and Christmas is the next most profitable season. Operating losses usually are experienced during the other periods of the year. The Company's slowest selling seasons are typically the period from the beginning of the calendar year until the start of the spring selling season, and from mid-July to October.

VENDORS

         Substantially all of the plants and products the Company sells are purchased from approximately 970 outside vendors. Alternative sources of supply are generally available for all products sold by the Company.

STORE OPERATIONS AND MANAGEMENT

          The Company's stores are open 80 hours per week, with the average store opening at 9 a.m. and closing at 9 p.m.

         The average store has approximately 20-25 part and full-time employees, including a store manager, an assistant manager and up to six department specialists responsible for the various product lines. The in-store staff is generally supplemented at seasonal peaks by temporary employees.

EMPLOYEES

        At January 31, 1999 the Company's employee base was 5,323 including seasonal employees. The Company's entire employee base is non-unionized and management considers its employee relations to be good.

DISTRIBUTION

         The Company operates distribution centers in Harrisburg, Pennsylvania and Howe, Indiana. In addition the Company leases temporary third party distribution centers for the Christmas season.

         These centers delivered approximately 57% of all merchandise to the stores in 1998, primarily using contract carriers. The balance of the products are delivered directly to stores by vendors.

ITEM 2. PROPERTIES

         In March 1998, the Company moved its headquarters to Troy, Michigan. The Company's headquarters measure approximately 27,000 square feet and are subject to a lease which expires in November 2007. The Company leases additional space in Troy, Michigan measuring approximately 28,000 square feet which is subject to a lease which expires in December 2005.

         The Company currently leases a 292,300 square foot distribution facility in Harrisburg, Pennsylvania as well as a 346,515 square foot facility in Howe, Indiana. The lease on the Harrisburg facility expires in March 2002, with one five-year renewal option. The Howe property carries a lease expiring in June 2002 with two five-year renewal options.

         As of January 31, 1999, the Company operated 254 Frank's stores, 115 of which were leased and 139 were owned (41 of which are subject to ground leases). The following is a summary of store properties by state:

                  NUMBER OF FRANK'S STORES PER STATE

         Michigan........................................45
         Illinois........................................32
         Ohio............................................24
         Indiana.........................................18
         Pennsylvania....................................18
         Maryland........................................17
         New York........................................17
         Minnesota.......................................16
         New Jersey......................................15
         Florida.........................................13
         Connecticut.....................................12
         Missouri.........................................9
         Massachusetts....................................7
         Virginia.........................................6
         Kentucky.........................................5
                                                      -----
         Total..........................................254
                                                      =====

         The Company owns two and leases eight additional store locations which were previously operated as Frank's stores. The Company is actively engaged in the leasing, sub-leasing and releasing of these properties. In fiscal 1998 the Company closed four stores.

         The Company's existing stores are generally located on three-acre sites. A typical store in which the overhang area leading to the yard has been enclosed includes 18,500 square feet of indoor space (16,000 square feet of sales area and 2,500 square feet of storage area), 17,000 square feet of outdoor selling area and ample offstreet parking. The stores are designed in a "supermarket" format familiar to customers, and shopping is done with carts in wide aisles with attractive displays. Traffic design is intended to enhance the opportunity for impulse purchases. Most stores are free-standing and located adjacent to or near shopping centers; some stores are part of strip centers.

         In 1999 the Company plans to open up to ten new stores. The aggregate cost of any future expansion is dependent upon the method of financing new stores. Such methods include build-to-suit leases, conversion of existing buildings, and land purchases with Company-funded construction. The cost of these methods ranges from approximately $500,000 per store for build-to-suit leases to $3 to $3.5 million per store for land purchases with Company-funded construction. The new prototype stores will be located on four-acre sites. The stores will be designed with 23,000 square feet of indoor selling space and 32,000 of outdoor selling area. The Company intends to open new stores via build-to-suit operating leases whenever possible.

ENVIRONMENTAL MATTERS

         The Company and its operations are subject to Environmental Laws. As an owner/lessor or former owner/lessor of numerous properties, as well as a seller of certain environmentally sensitive products such as herbicides and pesticides, the Company has an inherent risk of liability under Environmental Laws, including, for example, contamination that may have occurred in the past on its current or former properties or as a result of its operations. The Company believes it complies in all material respects with applicable Environmental Laws and does not anticipate any obligations with respect to Environmental Laws that would have a material adverse effect on its operations. The Company may also be affected by Holdings' or Holdings' present or former subsidiaries' liabilities and potential liabilities with respect to Environmental Laws, which have been and may continue to be significant to Holdings.


ITEM 3. LEGAL PROCEEDINGS

         In the normal course of business the Company is subject to various claims. In the opinion of management, any ultimate liability arising from or related to these claims should not have a material adverse effect on future results of operations or the financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Not applicable.




ITEM 6. SELECTED FINANCIAL DATA

         The following table of selected financial data should be read in conjunction with the Financial Statements included in Item 14 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.



                                        Four Weeks     Forty-Eight
                                             Ended     Weeks Ended
                                        January 25,    December 28,
For the fiscal year:         1998             1998            1997        1996         1995       1994
--------------------     --------       ----------     -----------    --------    ---------   --------
(In thousands)

Net Sales                $512,101         $ 14,814        $515,204    $530,752     $593,270   $567,987

Income (loss) before
  extraordinary item     $  7,522         $(12,904)       $(18,465)   $(11,791)    $ (7,751)  $  2,113
Extraordinary item       $ (5,148)        $    -0-        $    -0-    $    -0-     $    -0-   $    -0-
Net income (loss)        $  2,374         $(12,904)       $(18,465)   $(11,791)    $ (7,751)  $  2,113

Balance Sheet Data:
Total assets             $433,263         $433,679        $469,998    $344,023     $368,806   $384,628
Total debt, including
  current portion        $194,695         $178,969        $169,067    $195,015     $191,872   $234,005
Shareholder's equity     $151,063         $152,403        $166,441    $ 75,681     $106,258   $ 54,117

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations


FISCAL 1998 COMPARED TO FISCAL 1997

The discussion and analysis below compares fiscal 1998 with a combined fiscal 1997 that is comprised of the forty-eight weeks ended December 28, 1997 and the four weeks ended January 25, 1998. Management believes that the combined fiscal 1997 period represents a fair and comparable presentation versus fiscal 1998.

Net Sales. Net sales were $512 million for the 1998 fiscal year compared to $530 million for the 1997 fiscal year, a decrease of 3.4%. Comparable store sales (stores open for a full year in both years) declined 1.5%, in line with the Company's strategy to phase out of non-core businesses such as pet food and selected craft categories. The core business including lawn and garden, home decor and Christmas trim-a-tree increased 3.5% on a comparable store basis for the 1998 fiscal year.

Cost of Sales Including Buying and Occupancy. Cost of sales, including buying and occupancy expenses, was $347.5 million in fiscal 1998 compared to $384.5 million in fiscal 1997. This reduction of $37 million amounted to a 9.6% decrease. Cost of sales, as a percentage of net sales, improved by 4.7% points to 67.9% in 1998 compared to 72.6% in 1997. This improvement was due primarily to a 4.6 percentage point increase in merchandise margins and a decrease of 0.1 of a percentage point in buying and occupancy costs due principally to lower expenses in the distribution centers. The 4.6 percentage point improvement in merchandise margins was primarily the result of the Company's strategy to reduce deep discount promotional activities in 1998 compared to 1997 as the Company reduced its reliance on broad category markdowns.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for fiscal 1998 were $135.8 million compared to $144.9 million in fiscal 1997. The decrease of $9.1 million was principally the result of the elimination of the Holdings corporate expenses of $4.5 million, lower store operating expenses and lower administrative expenses. As a percentage of net sales, selling, general and administrative expenses decreased by 0.8% points to 26.5% in 1998 compared to 27.3% in 1997 in accordance with a planned cost reduction program.

Operating Income (defined as "net sales less cost of sales, including buying and occupancy costs, and selling, general and administrative expenses"). Operating income for fiscal 1998 was $28.8 million compared to $534,000 in fiscal 1997. The improvement in operating income was primarily the result of improved merchandise margins, lower distribution center costs and lower selling, general and administrative expenses.

Operating income as a percentage of net sales improved to 5.6% in 1998 compared to breakeven in 1997. The principal contributor to this improvement was the 4.6 percentage point gain in merchandise margins.

Interest and Debt Expense. Interest and debt expense was $21.8 million in fiscal 1998 compared with $21.2 million in fiscal 1997.

Other Income (Expense). Other income for fiscal 1998 was $2.9 million compared with expense of $1.7 million in fiscal 1997. The increase over 1997 was principally the result of the $4.6 million of costs in 1997 related to the acquisition.

Due to previously unrecognized tax benefits no income tax provision has been provided for in 1998 and 1997.

Income (Loss) Before Extraordinary Item. Income before extraordinary items for 1998 was $7.5 million compared to a loss of $31.4 million for 1997. This improvement of $38.9 million reflected improved operating income of $28.3 million as well as changes in other income (expense) as discussed above. In addition 1997 included a provision for store closings of $6.7 million and an impairment loss of $1.7 million described in Note 1 of the Notes to Financial Statements.

In the 1998 first quarter the Company recorded an extraordinary charge of $5.1 million as a result of early extinguishment of debt and major modifications to existing credit lines. The early extinguishment of debt resulted in an extraordinary charge of $3.5 million representing the premium of $2.2 million and other costs associated with the retirement of the 11.5% Senior Notes and the 8% Convertible Notes. In addition, costs were incurred for early payment of a term loan and overall credit line refinancing.

Net Income (Loss). Net income for 1998 was $2.4 million compared with a loss of $31.4 million for 1997. The net income improvement reflects improved income before the extraordinary item partially offset by the extraordinary charge as discussed above.

FISCAL 1997 COMPARED TO FISCAL 1996

The discussion and analysis below combines the results for the forty-eight weeks ended December 28, 1997 and the four weeks ended January 25, 1998 and compares this combined fiscal 1997 with fiscal 1996. Management believes that the combined fiscal 1997 period represents a fair and comparable presentation versus fiscal 1996.

Net Sales. Net sales for fiscal 1997 were $530 million compared to $530.8 million for fiscal 1996, a decrease of 0.2%. Comparable store sales (stores open for a full year in both years) for fiscal 1997 increased 0.6% compared to fiscal 1996.

Cost of Sales Including Buying and Occupancy. Cost of sales, including buying and occupancy expenses, was $384.5 million for fiscal 1997 compared to $383.1 million for fiscal 1996, an increase of 0.4%. Cost of sales as a percentage of net sales increased 0.4% points to 72.6%. Merchandise gross margins, as a percentage of net sales, declined 0.8 of a percentage point due primarily to the 1997 third quarter strategy under prior management that increased promotions in the fall lawn and garden business and increased markdowns to clear some seasonal and aged merchandise. Additionally in the 1997 fourth quarter the Company experienced a lower merchandise gross margin rate on Christmas products, as a result of markdowns taken to minimize its inventory carryover. Buying and occupancy costs for fiscal 1997 decreased by $2.1 million, and as a percentage of net sales decreased 0.3% points compared to fiscal 1996.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 1997 were $144.9 million compared to $138.1 million for fiscal 1996, an increase of 5.0% resulting from higher store labor and advertising costs. In addition, fiscal 1997 included expenses of $1.2 million in additional compensation granted by the former Board of Directors to the former Chairman prior to the acquisition of Holdings in the form of the forgiveness of indebtedness owed the Company by the Chairman and $2.5 million associated with the development of a new store concept implemented by prior management. As a percentage of net sales, selling, general and administrative expenses increased 1.3% points to 27.3%.

Operating Income. Operating income for fiscal 1997 was $534,000 compared with $9.6 million for fiscal 1996. The decrease in operating income was caused by the decline in merchandise gross margins and selling, general and administrative factors as discussed above.

Interest and Debt Expense. Interest expense for fiscal 1997 was $21.2 million compared to $20.9 million for fiscal 1996.

Other Income (Expense). Other expense was $1.7 million in fiscal 1997 compared to $72,000 in fiscal 1996 due primarily to $4.6 million for legal and advisory fees in connection with the acquisition and losses of $0.9 million associated with the sale of the Company's prior headquarters and $0.5 million associated with the closing of stores. The expense increase was offset in part by a gain of $2.8 million associated with the termination of a leased store and higher levels of interest income.

Net Income (Loss). The net loss for fiscal 1997 was $31.4 million compared with a net loss of $11.8 million for fiscal 1996. The increase in net loss of $19.6 million is due to the increased operating loss of $9.1 million, the provision for store closings in 1997 of $6.7 million, the impairment loss in 1997 of $1.7 million and increased interest and other expense as discussed above.


Liquidity and Capital Resources

Operating Activities. Net cash used in operating activities for fiscal 1998 was $6.1 million compared to $27 million for fiscal 1997. The decrease in net cash used is primarily attributable to higher earnings in 1998 slightly offset by the higher level of inventory increase and the lower decrease in accrued expenses. The increased inventory level is primarily attributable to the Company's strategy to increase overall inventories to ensure adequate stock levels in all stores. The decrease in accrued expenses during 1998 of $16.8 million includes payments of approximately $12 million to former shareholders of Holdings as they exercised conversion rights for their untendered shares.

Investing Activities. Net cash provided by (used in) investing activities for fiscal 1998 was $(11.9) million compared to $0.2 million in fiscal 1997. Capital spending in 1998 was $15.8 million in 1998 compared with $12.4 million in 1997. The 1998 expenditures relate to the Company's investment in new systems, refurbished stores and store fixtures. Both fiscal years included net proceeds from the sale and leaseback of Company owned stores. Net proceeds were $4 million in 1998 and $12.6 million in 1997.

Financing Activities. Net cash provided by financing activities for fiscal 1998 was $7 million compared to $39.4 million for fiscal 1997. The $7 million provided in 1998 was the net of $115 million in gross proceeds from the Offering of 10 1/4% Senior Subordinated Notes (the "Notes") offset by the redemption of the remaining 11 1/2% Senior Notes and the 8% Convertible Notes and related costs of Holdings. The $39.4 million provided in 1997 was primarily due to the equity contribution from the purchase and a net increase in bank debt offset by intercompany transactions with Holdings.

At January 31, 1999 the Company had a Senior Secured Credit Facility (the "facility") with various banks and financial institutions providing for total borrowings of up to $130.3 million. The Company had borrowings outstanding of $40.3 million at January 31, 1999. In addition the Company had outstanding letters of credit of $5 million. The facility requires the Company to maintain certain financial ratios. The Company was in compliance with all of its covenants under the facility and other restrictions under all other debt agreements at January 31, 1999. Total debt at January 31, 1999 was $194.7 million including borrowings under the facility, mortgages, capital leases, Subordinated Notes and the associated current portion of the aforementioned debt. Cash and cash equivalents was $5.2 million at the end of fiscal 1998.

The Company's most significant cash requirements are for seasonal buildup of merchandise inventories and capital expenditures.

Capital expenditures of the Company totalled $15.8 million in fiscal 1998. Expenditures for fiscal 1998 included approximately $6.5 million for new systems and approximately $4.5 million for store refurbishments and new fixtures. The Company anticipates spending approximately $30 million for capital expenditures in fiscal 1999 including $10 million for up to ten new stores and $15 million for refurbishments and new fixtures for existing stores.

         Based upon the current level of operations and anticipated revenue growth and operating improvements, management believes that cash flow from operations and available cash, together with available borrowings under the facility, will be adequate to meet the Company's future liquidity needs for at least the next several years, although no assurance can be given in this regard.


Year 2000 Issue

The Year 2000 issue ("Y2K") is the result of computer programs using a two-digit format, as opposed to a four-digit format to define the applicable year. Certain computer systems will be unable to properly recognize dates beyond the year 1999. This could result in system failures or miscalculations causing disruptions in operations. The Y2K issue may also affect the systems and applications of the Company's vendors.

The Company has conducted an evaluation of its Information Technology ("IT") and non-IT computer systems with respect to the Y2K issue. The Company purchased new software in fiscal 1997 and began implementation in fiscal 1998 that brought the majority of the Company's systems into compliance including telecommunications and networking systems as well as the financial systems. The new systems have been in operation since October 1998. The Company incurred approximately $8 million to purchase these systems. There are several additional systems which require conversion, the cost of which are expected to be immaterial and implementation is expected before September 1999. In addition, the Company uses an independent service bureau to process payroll and payroll tax related operations and has been notified by the service bureau that its payroll application is Y2K compliant.

The Company has begun the process of making inquiries regarding Y2K compliance exposures faced by its vendors. Management has insufficient information at this time to assess the degree to which such vendors have addressed or are addressing Y2K compliance issues. However, management believes that no major product line of the Company's business is reliant on a single source for merchandise. Nonetheless, there can be no assurance that the Company will be able to identify all Y2K compliance risks, or, that all contingency plans will assure uninterrupted business operations.

Readers are cautioned that forward-looking statements contained in this Year 2000 discussion should be read in conjunction with the Company's disclosures under the cautionary statement for the purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, included elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Inflation

Inflation has been modest in recent years and has not had a significant effect on the Company. If merchandise costs were to increase because of inflation, management believes such increases could be recovered through higher selling prices, since virtually all retailers would be similarly affected.

--------------------------------------------------------

SAFE HARBOR STATEMENT under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained herein, the matters discussed in this Annual Report are forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.






ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Borrowings under the Company's Senior Secured Credit Facility are at variable interest rates and therefore related interest expense is sensitive to changes in the general level of U.S. interest rates and the LIBO Rate (London Interbank Offering Rate). The Company had borrowings outstanding under this facility of $40.3 million at January 31, 1999 with a weighted average interest rate of approximately 7.5%. A significant portion of the Company's interest expense has been fixed through issuance of the Company's $115 million Senior Subordinated Notes due March 2008. The fixed interest rates on the Senior Subordinated Notes is 10 1/4%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements

     The Company's financial statements and supplementary data are listed in
     Item 14 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On July 31, 1998, The Company dismissed PricewaterhouseCoopers LLP as its independent accountants. The decision to change accountants was approved by the Board of Directors of the Company. PricewaterhouseCoopers LLP's reports on the financial statements for the two fiscal years prior to fiscal 1998 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits for the two fiscal years prior to fiscal 1998 and through May 17, 1998, there have been no disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers would have caused them to make reference thereto in their report on the financial statements for such years.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages and positions of the persons serving as the directors and executive officers of the Company. Each director will hold office until the next annual meeting of shareholders and until the director's successor is elected and qualified or until the earlier of the director's death, resignation or removal.


NAME                                        AGE                          POSITION
----                                        ---          ------------------------------
    Joseph R. Baczko                          53               Chairman of the Board of
                                                               Directors and Chief Executive
                                                               Officer

     Adam Szopinski                           53               President, Chief Operating
                                                               Officer and Director

     Larry T. Lakin                           59               Vice Chairman, Chief Financial
                                                               Officer, Treasurer and Director

     William C. Boyd                          69               Executive Vice President

     David P. Spalding                        44               Director

     James A. Stern                           48               Director

     Bahram Shirazi                           35               Director


         Joseph R. Baczko is Chairman of the Board and Chief Executive Officer and has been in these positions since December 1997 after having been a private investor and consultant since 1993. He was also President from December 1997 to April 1999. From 1991 to 1992, Mr. Baczko served as President, Chief Operating Officer and director of Blockbuster. Prior to joining Blockbuster, he was the initial President of Toys "R" Us International from 1983 to 1991.

         Adam Szopinski is President, Chief Operating Officer and director since April 1999. Prior thereto he was Executive Vice President, Chief Operating Officer and director since December 1997 after having served as the Vice President of Operations of Toys "R" Us International since 1989.

         Larry T. Lakin is Vice Chairman, Chief Financial Officer and director since April 1999. In June 1998 Mr. Lakin was named Treasurer. Prior thereto he was Executive Vice President, Chief Financial Officer and director since December 1997. Mr. Lakin previously served as the Chief Financial Officer and a principal of Shiara, Inc. ("Shiara"), a private fragrance company and cosmetic venture, from April 1994 to December 1997.

Prior to Shiara, Mr. Lakin served as Vice President of Finance and principal of River Road Distributors, Inc. from November 1992 to March 1994. Previously, Mr. Lakin served as Chief Financial Officer and/or Vice President of Finance of the international operations of Faberge Inc., LJN Toys Ltd., Toys "R" Us International and Max Factor & Co.'s international operations and Controller of Chrysler Corporation - France.

         Mr. Boyd has served as Executive Vice President of the Company since June 1987 and prior thereto was employed by the Company in various capacities since 1949.

         David P. Spalding became a director in December 1997 and has served as Vice Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, he was a Managing Director in the Merchant Banking Group at Lehman Brothers Inc. Mr. Spalding is also a director of Lear Corporation, AMTROL Inc. and Williams Scotsman, Inc.

         James A. Stern became a director in December 1997 and has been Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, Mr. Stern spent his entire career with Lehman Brothers Inc., most recently as head of the Merchant Banking Group. During his twenty years with Lehman Brothers, he also served as head of Lehman's High Yield and Primary Capital Markets Groups, and was co-head of Investment Banking. In addition, Mr. Stern was a member of Lehman's Operating Committee. Mr. Stern is also a director of AMTROL Inc., Cinemark USA, Inc., Lear Corporation, Noel Group, Inc., Genesis ElderCare Corp., WESCO International, Inc., and a trustee of Tufts University.

         Bahram Shirazi became a director in December 1997. Mr. Shirazi has been a managing director of Cypress since 1998. Prior to 1998 he was a principal of Cypress since its formation in April 1994. Prior to joining Cypress, he was a Vice President in the Merchant Banking Group at Lehman Brothers Inc from 1992 to 1994.


COMPENSATION OF DIRECTORS

         The Company currently pays no compensation to its non-employee directors, nor does it pay any additional remuneration to employees or executive officers of the Company for serving as directors.

ITEM 11.          EXECUTIVE COMPENSATION

         The following table sets forth information concerning the compensation for services rendered in all capacities to the Company for the fiscal years ended January 26, 1997 (fiscal year 1996), January 25, 1998 (fiscal year 1997) and January 31, 1999 (fiscal year 1998) for those persons who were at January 31, 1999, the Chief Executive Officer and the only other executive officers of the Company. The Chief Executive Officer and the other three executive officers will be referred to collectively as the "Named Officers".


                                     SUMMARY COMPENSATION TABLE

                                          Annual Compensation
                                   ----------------------------------
                                                                     Other        All Other
                              Fiscal                                 Annual      Compensation
Name and Principal Position    Year    Salary($)  Bonus ($)(1)  Compensation(2)    ($)(3)
---------------------------   ------   ---------  ------------  ---------------  ------------
Joseph R. Baczko
Chairman of the Board,         1997    $  28,846   $     -0-     $       -0-          $  83
Chief Executive Officer        1998    $ 500,000   $ 250,000     $    53,300          $ 992

Adam Szopinski
President,                     1997    $  14,423   $     -0-     $       -0-          $  42
Chief Operating Officer        1998    $ 250,000   $ 125,000     $    38,193          $ 497

Larry T. Lakin
Vice Chairman,                 1997    $  14,423   $     -0-     $       -0-          $  59
Chief Financial Officer        1998    $ 250,000   $ 125,000     $    38,402          $ 702

William C. Boyd                1996    $ 163,000   $     -0-     $       -0-          $ 543
Executive Vice President       1997    $ 163,000   $     -0-     $       -0-          $  67
                               1998    $ 163,000   $  48,000     $       -0-          $  67


(1)      Amounts earned under the Executive Officer Incentive Program of the Company for services rendered in the respective fiscal years.

(2)      Represents living expenses paid by the Company.

(3)      Includes the portion of the insurance premiums paid by the Company on behalf of the Named Officers for term and supplemental life insurance.





               COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

                    For the Company's 1998 fiscal year, Mr. Spalding, Mr. Stern and Mr. Shirazi were the members of the Company's Compensation Committee.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

COMPENSATION POLICIES

         The Compensation Committee (the "Committee"), which is comprised of three non-employee directors, is responsible for establishing the Company's executive compensation policies, reviewing the compensation of officers and key employees, recommending and approving changes in compensation and reviewing and recommending changes in the Company's employee benefit programs and management succession plans.

         In connection with its responsibility to guide the Company's policies, plans and programs, the Committee approves the annual compensation of the Company's executive officers and other key employees, which consists primarily of base salary and bonus.

ELEMENTS OF EXECUTIVE OFFICER COMPENSATION

Base Salaries
         The Company maintains salary ranges for its executive officers based on the practices of other companies with revenues and operating characteristics similar to those of the Company, geographic criteria and responsibility level. Using the ranges as a guideline, the Company establishes salaries at levels necessary to attract and retain talented executive officers and other key employees.

         The Committee's approval of salary increases for executive officers depends on the Company's performance in the prior fiscal year, achievement of non-financial objectives and overall personal performance.

Bonuses
         The program provides that the executive officers of the Company are eligible to receive bonus payments based on the achievement of profit levels that are determinable at the discretion of the Committee and personal performance. The Committee has the authority to waive performance or profitability criteria under the program when awarding salary increases or when granting bonuses.

STOCK OPTION GRANTS

         On February 6, 1998, the Company terminated the Holdings stock option plans and cancelled all remaining options issued thereunder. The Company and Holdings intend to implement a new stock option plan.

                  Committee Members:     David P. Spalding
                                         James A. Stern
                                         Bahram Shirazi

                              EMPLOYMENT CONTRACTS

         The Company intends to enter into employment agreements with Messrs. Baczko, Szopinski and Lakin. It is expected that these agreements will address typical employment issues including compensation, termination and the executive's ability to compete with the Company.



ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

         All of the outstanding capital stock of the Company is owned by Holdings. The authorized capital stock of Holdings consists of 100,000,000 shares of Holdings Common Stock and 1,000,000 shares of preferred stock, par value $1.00 per share. As of April 22, 1999, 31,000,000 shares of Holdings Common Stock and no shares of preferred stock were issued and outstanding on a fully diluted basis.

         The following table sets forth certain information as to the beneficial ownership of Holdings Common Stock as of April 22, 1999 by (i) owners of more than 5% of the outstanding shares of Holdings Common Stock, (ii) each director and executive officer of Holdings, and (iii) all directors and executive officers of Holdings, as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.


                                              Shares of Holdings Common Stock
                                             ---------------------------------
                                                 Amount           Percentage
                                              Beneficially            of
                                                 Owned              Class
                                             --------------      -------------

Beneficial Owners


PRINCIPAL SHAREHOLDERS:

  Cypress Merchant Banking Partners L.P.(a)     29,295,900           94.5%
  Cypress Offshore Partners L.P. (a)(b)          1,517,353            4.9%

EXECUTIVE OFFICERS AND DIRECTORS:

  Joseph R. Baczko                                 186,747             *
  Adam Szopinski                                       ---            ---
  Larry T. Lakin                                       ---            ---
  William C. Boyd                                      ---            ---
  David P. Spalding(a)                                 ---            ---
  James A. Stern(a)                                    ---            ---
  Bahram Shirazi                                       ---            ---
All executive officers and directors as a group    186,747             *

-------------------

  *      Represents holding of less than 1%.

 (a) Cypress Offshore and CMBP are affiliates of Cypress. Messrs. Spalding and Stern are members of Cypress and may be deemed to share beneficial ownership of the shares of Holdings Common Stock shown as beneficially owned by the Cypress Funds. Both of such individuals disclaim beneficial ownership of such shares.

 (b) Cypress Offshore owns its interest in Holdings through its wholly owned subsidiary Cypress Garden Ltd.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The summaries of the following agreements do not purport to be complete and, while the Company believes that the summaries of the material provisions of such agreements are accurate and complete summaries of all material terms, such summaries are subject to, and qualified in their entirety by reference to, the agreements summarized below, including the definitions therein of certain terms.

REGISTRATION RIGHTS AGREEMENT

         Pursuant to a registration rights agreement dated as of December 23, 1997 (the "Investor Registration Rights Agreement"), CMBP and Cypress Garden Ltd. (collectively the "Cypress Entities") and any of their direct or indirect transferees have the right, under certain circumstances and subject to certain conditions, to request that Holdings (as successor by merger to Acquisition Corp.) register under the Securities Act shares of Holdings Common Stock held by them. Subject to certain conditions and exceptions, the Cypress Entities and their transferees also have the right to require that the shares of Holdings Common Stock held by them be included in any registration under the Securities Act commenced by Holdings. The Investor Registration Rights Agreement provides that Holdings will pay all expenses in connection with the first six registrations requested by the Cypress Entities and in connection with any unrequested registration undertaken by Holdings. The agreement also provides that Holdings will indemnify sellers of Holdings Common Stock and their affiliates for any liability they might incur under the securities laws based on a material untrue statement or omission contained in the registration statement or prospectus unless such misstatement or omission was made in reliance on written information provided by the seller to Holdings specifically for use in the registration statement or prospectus.

MANAGEMENT STOCKHOLDERS AGREEMENT

         Holdings intends to enter in a stockholders agreement (the "Stockholders Agreement") with Mr. Baczko, the Company's Chairman and Chief Executive Officer in connection with his ownership of Holdings Common Stock. Among other things, the Stockholders Agreement is expected to provide for purchase and sale rights in the event that Mr. Baczko is no longer employed by the Company and Holdings and to place restrictions on the transfer of shares of Holdings Common Stock held by Mr. Baczko. The Stockholders Agreement will also grant Mr. Baczko certain registration rights under, and bind Mr. Baczko to certain of the conditions and obligations of, the Investor Registration Rights Agreement, provided that Mr. Baczko will not have demand registration rights.

SALE PARTICIPATION AGREEMENT

         The Cypress Entities intend to enter into a sale participation agreement (the "Sale Participation Agreement") with Mr. Baczko in connection with his ownership of Holdings Common Stock. Among other things, the Sale Participation Agreement is expected to contain customary tag-along and drag-along rights relating to the rights and obligations of Mr. Baczko to include his share of Holdings Common Stock in sales of Holdings Common Stock by the Cypress Entities.

LOANS TO OFFICERS

         The Company made an interest-free bridge loan to Mr. Baczko on January 27, 1999 for $420,000. The loan was repaid on April 12, 1999.


                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

A.   List of documents filed as part of this report:


1.   FINANCIAL STATEMENTS
     --------------------                                                       Page No.
                                                                                --------
         -        Report of Independent Auditors                                  F-1

         -        Report of Independent Accountants                               F-1.1

         -        Balance Sheets - as of                                          F-2
                  January 31, 1999 and January 25, 1998.

         -        Statements of Operations - for the                              F-3
                  year ended January 31, 1999, for the
                  four-week period and forty-eight week
                  period ended January 25, 1998 and
                  December 28, 1997, respectively, and for the year
                  ended January 26, 1997.

         -        Statements of Changes in                                        F-4
                  Shareholder's Equity - for the year
                  ended January 31, 1999, for the four-week period and
                  forty-eight week period ended January 25, 1998 and
                  December 28, 1997, respectively, and for the year
                  ended January 26, 1997.

         -        Statements of Cash Flows - for                                  F-5

             the year ended January 31, 1999, for the four-week period and forty-eight week period ended January 25, 1998 and December 28, 1997, respectively, and for the year ended January 26, 1997.






    -        Notes to Financial Statements                          F-6 to F-16

2.  FINANCIAL STATEMENT SCHEDULES

             Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    II       -  Valuation and qualifying accounts-                  F-17 to F-19
                years ended January 31, 1999, January 25, 1998 and January 26, 1997.

3.       EXHIBITS

         Exhibit No.                 Description of Exhibit
         -----------                 ----------------------

         2.1 Agreement and Plan of Merger dated as of November 22, 1997, between FNC Holdings Inc. (formerly General Host Corporation) and Cyrus Acquisition Corp. (Incorporated by reference to the Company's Registration Statement (Form S-4), Registration No. 333-50815 ("the Form S- 4"), Exhibit 2.1.)

         3.1 Restated Articles of Incorporation of the Company (Incorporated by reference to the Form S-4, Exhibit 3.1.)

         3.2 Bylaws of the Company (Incorporated by reference to the Form S-4, Exhibit 3.2.)

         4.1 Indenture dated as of February 26, 1998 between the Company and Bankers Trust Company (Incorporated by reference to the Form S-4, Exhibit 4.1.)

         10.1 Credit Agreement dated as of December 24, 1997 among the Company, Cyrus Acquisition Corp., General Host Corporation, the lenders party thereto, The Chase Manhattan Bank and Goldman Sachs Credit Partners LLP (Incorporated by reference to the Form S-4, Exhibit 10.1.)

         27.1     Financial Data Schedules



         B.       Reports on Form 8-K

                  During the last quarter of the period covered by this report, the Company did not file a report on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FRANK'S NURSERY & CRAFTS, INC.


         Date:  April 22, 1999             By   /s/ Joseph R. Baczko
                                             -----------------------------
                                                Joseph R. Baczko
                                             Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Date:  April 22, 1999                   /s/ Joseph R. Baczko
                                             -------------------------------
                                                 Joseph R. Baczko
                                              Chairman of the Board of
                                              Directors and Chief Executive
                                                      Officer
                                              (Principal Executive Officer)



         Date:  April 22, 1999                   /s/ Adam Szopinski
                                             -------------------------------
                                                 Adam Szopinski
                                                    President,
                                              Chief Operating Officer
                                                   and Director


         Date:  April 22, 1999                   /s/ Larry T. Lakin
                                             -------------------------------
                                                   Larry T. Lakin
                                                Vice Chairman, Chief
                                             Financial Officer, Treasurer
                                                    and Director
                                               (Principal Financial and
                                                 Accounting Officer)


         Date:  April 22, 1999                   /s/ David P. Spalding
                                             -------------------------------
                                                   David P. Spalding
                                                      Director

         Date:  April 22, 1999                   /s/ James A. Stern
                                             -------------------------------
                                                   James A. Stern
                                                      Director


         Date:  April 22, 1999                   /s/ Bahram Shirazi
                                             -------------------------------
                                                     Bahram Shirazi
                                                       Director

                         Report of Independent Auditors


The Board of Directors and Shareholder
Frank's Nursery & Crafts, Inc.


We have audited the balance sheet of Frank's Nursery & Crafts, Inc. as of January 31, 1999, and the related statement of operations, changes in shareholder's equity, and cash flows for the year then ended (the fiscal 1998 financial statements). Our audit also included the financial statement schedule listed in the Index at Item 14(A). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the fiscal 1998 financial statements referred to above present fairly, in all material respects, the financial position of Frank's Nursery & Crafts, Inc. at January 31, 1999, and the results of its operations and its cash flows for the fiscal year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Ernst & Young LLP
Detroit, Michigan
March 19, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Shareholder of Frank's Nursery & Crafts, Inc.


         In our opinion, the financial statements in the index appearing under
Item 14(A)(1) and (2) on pages 23 and 24 present fairly, in all material respects, the financial position of Frank's Nursery & Crafts, Inc. (a wholly-owned subsidiary of FNC Holdings Inc., formerly "General Host Corporation") at January 25, 1998, and the results of their operations and their cash flows for the four-week period and forty-eight week period ended January 25, 1998 and December 28, 1997, respectively, and the year ended January 26, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







 /s/ PricewaterhouseCoopers LLP
--------------------------------
PricewaterhouseCoopers LLP
Bloomfield Hills, Michigan
March 13, 1998



                                     F-1.1

                         FRANK'S NURSERY & CRAFTS, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                    JANUARY 31,  JANUARY 25,
                                                          1999         1998
                                                    ----------   -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $    5,156   $   16,100
  Notes receivable                                         569        1,595
  Accounts receivable                                    2,294        3,012
  Merchandise inventory                                 97,931       81,051
  Prepaid expenses and other current assets              6,152        6,218
                                                    ----------   ----------
       Total current assets                            112,102      107,976
                                                    ----------   ----------

PROPERTY, PLANT AND EQUIPMENT, NET                     210,575      217,880
GOODWILL, LESS ACCUMULATED AMORTIZATION
  OF $2,575 AND $174                                    95,067       94,575
OTHER ASSETS AND DEFERRED CHARGES                       15,519       13,248
                                                    ----------   ----------
                                                    $  433,263   $  433,679
                                                    ==========   ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Accounts payable                                  $   33,782   $   30,852
  Accrued expenses                                      41,036       53,677
  Notes payable to banks                                20,000       10,000
  Current portion of long-term debt                      3,726        1,780
                                                    ----------   ----------
       Total current liabilities                        98,544       96,309
                                                    ----------   ----------
LONG-TERM DEBT:
  Senior debt                                           55,969      102,189
  Subordinated debt                                    115,000       65,000
                                                    ----------   ----------
       Total long-term debt                            170,969      167,189
                                                    ----------   ----------

OTHER LIABILITIES AND DEFERRED CREDITS                  12,687       17,778

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY:
  Common stock, $1.00 par value, 1,000
    shares authorized, 1,000 shares issued                   1            1
  Capital in excess of par value                       165,999      165,999
  Net parent investment                                 (4,407)        (693)
  Retained deficit                                     (10,530)     (12,904)
                                                    ----------   ----------
       Total shareholder's equity                      151,063      152,403
                                                    ----------   ----------
                                                    $  433,263   $  433,679
                                                    ==========   ==========


See accompanying notes.

                         FRANK'S NURSERY & CRAFTS, INC.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                              Post-       | Pre-
                                              acquisition | acquisition
                                              Period      | Period
                                              (Successor- | (Predecessor-
                                              basis)      | basis)
                                              Four Weeks  | Forty-Eight
                                              Ended       | Weeks Ended
                                  JANUARY 31, January 25, | December 28,  January 26,
                                        1999        1998  |        1997         1997
                                  ----------  ----------  | -----------   -----------
                                                          |
                                                          |
 NET SALES                        $  512,101   $  14,814  |   $ 515,204   $  530,752
                                                          |
 OPERATING COSTS AND EXPENSES:                            |
   COST OF SALES, INCLUDING                               |
     BUYING AND OCCUPANCY            347,477      17,532  |     367,008      383,099
   SELLING, GENERAL AND                                   |
     ADMINISTRATIVE                  135,821       8,394  |     136,550      138,099
   PROVISION FOR STORE CLOSINGS                           |       6,677
   IMPAIRMENT LOSS                                        |       1,720
   AMORTIZATION OF GOODWILL            2,401         174  |         381          410
   OTHER (INCOME) EXPENSE             (2,929)         17  |       1,701           72
                                  ----------   ---------  |  ----------    ---------
   TOTAL OPERATING COSTS AND                              |
     EXPENSES                        482,770      26,117  |     514,037      521,680
                                  ----------   ---------  |  ----------    ---------
 INCOME (LOSS) FROM OPERATIONS        29,331     (11,303) |       1,167        9,072
 INTEREST AND DEBT EXPENSE            21,809       1,601  |      19,632       20,863
                                  ----------   ---------  |  ----------    ---------
 INCOME (LOSS) BEFORE INCOME                              |
   TAXES AND EXTRAORDINARY ITEM        7,522     (12,904) |     (18,465)     (11,791)
 INCOME TAXES                                             |
                                  ----------   ---------  |  ----------    ---------
 INCOME (LOSS) BEFORE                                     |
   EXTRAORDINARY ITEM                  7,522     (12,904) |     (18,465)     (11,791)
 EXTRAORDINARY ITEM                   (5,148)             |
                                  ----------   ---------  |  ----------    ---------
 NET INCOME (LOSS)                $    2,374   $ (12,904) |  $  (18,465)   $ (11,791)
                                  ==========   =========  |  ==========    =========



See accompanying notes.

|

                         FRANK'S NURSERY & CRAFTS, INC.

                 STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                  FOR THE FISCAL YEAR ENDED JANUARY 31, 1999,
                    FOR THE FOUR-WEEK PERIOD AND FORTY-EIGHT
       PERIOD ENDED JANUARY 25, 1998 AND DECEMBER 28, 1997, RESPECTIVELY,
                    AND FOR THE YEAR ENDED JANUARY 26, 1997
                                 (IN THOUSANDS)



                                                   Capital in                                  Total
                                          Common    Excess of     Net Parent     Retained  Shareholder's
                                           Stock    Par Value     Investment      Deficit      Equity
                                          ------    ---------     ----------     --------  -------------
BALANCE AT JANUARY 28, 1996               $    1      $48,391      $ 133,933     $(76,067)     $106,258
Net loss                                                                          (11,791)      (11,791)
Decrease in net parent investment                                    (18,786)                   (18,786)
                                          ------      -------      ---------     --------      --------
BALANCE AT JANUARY 26, 1997                    1       48,391        115,147      (87,858)       75,681
Net loss for the forty-eight week
  (pre-acquisition) period ended
  December 28, 1997                                                               (18,465)      (18,465)
-------------------------------------------------------------------------------------------------------
Changes due to acquisition:
   Equity contribution                                166,000                                   166,000
   Purchase accounting adjustments                    (48,392)                    106,323        57,931
Decrease in net parent investment                                   (114,706)                  (114,706)
                                          ------      -------       --------     --------      --------
BALANCE AT DECEMBER 28, 1997                   1      165,999            441          -0-       166,441

Net loss for the four week
  (post-acquisition) period ended
  January 25, 1998                                                                (12,904)      (12,904)
Decrease in net parent investment                                     (1,134)                    (1,134)
                                          ------      -------       --------     --------      --------
BALANCE AT JANUARY 25, 1998                    1      165,999           (693)     (12,904)      152,403
Net income                                                                          2,374         2,374
Increase in net parent investment                                     (3,714)                    (3,714)
                                          ------     --------      ---------     --------      --------
BALANCE AT JANUARY 31, 1999               $    1     $165,999      $  (4,407)    $(10,530)     $151,063
                                          ======     ========      =========     ========      ========



See accompanying notes.

                         FRANK'S NURSERY & CRAFTS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                            Post-       |  Pre-
                                                            acquisition |  acquisition
                                                            Period      |  Period
                                                            (Successor- |   (Predecessor-
                                                            basis)      |  basis)
                                                            Four Weeks  |  Forty-Eight
                                                            Ended       |  Weeks Ended
                                                JANUARY 31, January 25, |  December 28, January 26,
                                                      1999        1998  |         1997        1997
                                                ----------  ----------  |  -----------  -----------
                                                                        |
CASH FLOWS FROM OPERATING ACTIVITIES:                                   |
  Net income (loss)                             $    2,374  $  (12,904) |   $  (18,465) $  (11,791)
  Adjustments to reconcile net income (loss)                            |
    to net cash provided by (used in)                                   |
    operating activities:                                               |
      Depreciation                                  15,731       1,257  |       18,661      20,618
      Amortization                                   3,624         243  |        1,454       1,759
      Extraordinary item                             5,148              |
      Provision for store closings                                      |        6,677
      Impairment loss                                                   |        1,720
      Gains from sales of property, plant                               |
        and equipment                                                   |       (2,981)
      Other                                         (2,589)     (1,343) |       (3,188)        860
                                                ----------   ---------  |    ---------   ---------
                                                    24,288     (12,747) |        3,878      11,446
  Changes in operating assets and liabilities:                          |
    Notes receivable                                 1,026              |          (95)
    Accounts receivable                              1,177         129  |          337        (530)
    Inventory                                      (17,444)     (2,892) |         (757)      6,587
    Prepaid expenses                                    55       1,473  |         (167)       (665)
    Accounts payable                                 1,622     (10,981) |       13,963          91
    Accrued expenses                               (16,830)    (11,040) |       (8,061)      1,249
                                                ----------   ---------  |     --------   ---------
  Net cash provided by (used in)                                        |
    operating activities                            (6,106)    (36,058) |        9,098      18,178
                                                ----------   ---------  |     --------   ---------
                                                                        |
CASH FLOWS FROM INVESTING ACTIVITIES:                                   |
  Additions to property, plant and equipment       (15,823)         34  |      (12,472)     (4,371)
  Proceeds from sales of property,                                      |
    plant and equipment                              3,972              |       12,597         930
                                                ----------   ---------  |    ---------   ---------
  Net cash provided by (used in)                                        |
    investing activities                           (11,851)         34  |          125      (3,441)
                                                ----------   ---------  |    ---------   ---------
                                                                        |
CASH FLOWS FROM FINANCING ACTIVITIES:                                   |
  Issuance of long-term debt                       115,000              |        1,625       5,137
  Deferred financing costs                          (6,291)             |       (3,745)       (439)
  Decrease in net parent investment                   (214)     (1,134) |     (114,706)    (18,786)
  Payment of long-term debt and capital lease                           |
    obligations                                   (111,482)        (98) |      (65,073)     (1,994)
  Equity contribution, net                                              |      166,000
  Increase in notes payable to banks, net           10,000              |       47,500
  Other                                                         13,945  |       (4,939)
                                                ----------   ---------  |    ---------   ---------
  Net cash provided by (used in)                                        |
    financing activities                             7,013      12,713  |       26,662     (16,082)
                                                ----------   ---------  |    ---------   ---------
Increase (decrease) in cash and cash equivalents   (10,944)    (23,311) |       35,885      (1,345)
Cash and cash equivalents at beginning of                               |
  period                                            16,100      39,411  |        3,526       4,871
                                                ----------   ---------  |    ---------   ---------
Cash and cash equivalents at end of period      $    5,156   $  16,100  |    $  39,411   $   3,526
                                                ==========   =========  |    =========   =========


See accompanying notes.

NOTES TO FINANCIAL STATEMENTS (IN THOUSANDS)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Frank's Nursery & Crafts, Inc. ("Frank's" or the "Company") is a wholly-owned subsidiary of FNC Holdings Inc. ("Holdings").
Holdings is principally owned by The Cypress Group LLC
("Cypress").

The Company operates a chain of specialty retail stores devoted to the sale of lawn and garden, Christmas, home decor, crafts and pet supplies in the United States. As of January 31, 1999 the Company operated 254 retail stores located in 15 states primarily in the East and Midwest regions of the country.

FISCAL YEAR
The fiscal year is normally comprised of 52 or 53 weeks, ending on the last Sunday in January. The 1998 fiscal year reflects a 53-week period ended January 31, 1999. The 1997 and 1996 fiscal years each reflect a 52-week period ended January 25, 1998 and January 26, 1997, respectively. Because of the acquisition (see Note 7), the accompanying financial statements for fiscal 1997 represent the financial position as of January 25, 1998, and the results of operations and cash flows of Frank's for the forty-eight week period prior to the acquisition and the four-week period subsequent to the acquisition. The post acquisition period has been presented on the purchase basis of accounting, and is therefore not comparable to the historical financial information presented for the forty-eight week pre-acquisition period. In addition, as a result of the cross guarantees on the debt, Holdings' debt and related issue costs and interest accruals have been included in the Frank's financial statements.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Estimates also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS
Certain reclassifications have been made to prior year's financial statements to conform to the 1998 presentation.

REVENUE RECOGNITION
The Company recognizes revenue when the customer takes possession of the merchandise.

FAIR VALUE OF BALANCE SHEET FINANCIAL INSTRUMENTS
The carrying amounts reported in the balance sheets for cash and cash equivalents, notes receivable, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount of debt approximates fair value because the interest rates for these instruments approximate the current market rates.


CASH EQUIVALENTS
Cash equivalents consist of highly liquid investments, such as U.S. government securities and bank certificates of deposit having original maturities of three months or less, and are carried at cost plus accrued interest.

MERCHANDISE INVENTORIES
Merchandise inventories are stated at the lower of cost or market, with cost being determined under the first-in, first-out method.

PRE-OPENING COSTS
Pre-opening costs are expensed as incurred.

ADVERTISING COSTS
Advertising costs are expensed when the advertising first takes place. Advertising expenditures were $23,847 for 1998, $24,006 for the forty-eight weeks ended December 28, 1997, $753 for the four weeks ended January 25, 1998 and $22,262 for 1996.

STORE CLOSING COSTS
Provisions for store closing costs are charged to operations in the period when the decision is made to close a retail unit.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, including significant improvements thereto, are recorded at cost. Expenditures for repairs and maintenance are charged to expense as incurred. The cost of plant and equipment is depreciated over the estimated useful lives of the related assets using the straight-line method. Estimated useful lives, including capital leases, are: buildings, 10-40 years or, if shorter, the terms of the lease; equipment, 3-20 years. Leasehold improvements are depreciated over the lease terms of the respective leases or the estimated useful lives. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is recognized in the statement of operations.

GOODWILL
Goodwill, represents the costs in excess of the fair value of identifiable assets for acquired businesses. Goodwill is amortized over 40 years using the straight-line method.

IMPAIRMENT OF LONG-LIVED ASSETS
Impairment of long-lived assets, including goodwill, is reviewed annually or when events and circumstances warrant such a review by the Company in accordance with Statement of Financial Accounting Standards No. 121, "Impairment of Long-Lived Assets," (FAS 121) by comparing estimated future undiscounted cash flows associated with the asset to the asset's carrying value to determine if an impairment exists. If the expected future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount and the estimated fair value. Fair value is estimated using discounted future cash flows. During the forty-eight weeks ended December 28, 1997 the Company recorded an impairment loss of $1,720 primarily for leasehold improvements at nine stores resulting principally from declining store traffic and declining gross margins.

LEASES
Leases that meet the accounting criteria for capital leases are recorded as property, plant and equipment, and the related capital lease obligations (the aggregate present value of minimum future lease payments, excluding executory costs such as taxes, maintenance and insurance) are included in debt. Depreciation and interest are charged to expense, and rent payments are treated as payments of debt, accrued interest and executory costs. All other leases are accounted for as operating leases and rent payments are charged to expense as incurred.

INCOME TAXES
Income taxes for Frank's are included in the consolidated U.S. federal income tax return of Holdings. In preparing its financial statements, Frank's has determined its tax provision on a separate return basis. Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities using enacted tax rates and laws in effect when the differences are expected to reverse.


NOTE 2: PROVISION FOR STORE CLOSINGS

During 1993, previous management of the Company approved a plan to exit twenty-six unprofitable Frank's stores primarily in the Nashville, South Florida and Orlando markets and to dispose of certain other properties. At that time a reserve was recorded for long-term lease termination agreements, brokers fees and legal costs, the expected losses on the sale of real estate and the write-off of leasehold improvements and equipment of the closed stores. All of the stores were closed by March 1994. The Company terminated nine leased locations in fiscal 1994 and an additional six locations in fiscal 1995 through 1997, the costs of which approximated the original reserve for these locations.

 As a result, no adjustments had been recorded to the store closing reserve during this period. The Company's policy is to record such amounts on an undiscounted basis. As of January 26, 1997 there were eleven remaining locations of which five were vacant and six were subleased. The Company actively pursued tenants for the vacant locations and based on its periodic evaluation of store closing costs, management was optimistic that such locations could be sublet or terminated with minimal additional loss. During 1997, three sub-tenants defaulted. As a result of these unanticipated defaults, management reassessed recovery rates on the remaining locations and determined that an additional loss provision of $6.7 million was required to reflect the estimated future minimum lease payments and legal fees as a result of the delay in exit strategy for those locations leased on a long-term basis. This $6.7 million adjustment to the reserve was recorded in the forty-eight week period ended December 28, 1997.

As a result of the acquisition, new management revised the Company's exit strategy with respect to unprofitable Frank's stores by accelerating the timing for the disposal of those stores previously identified by former management, resulting in a $5.4 million additional store closing liability recorded under purchase accounting.

Reserve for store closings, included in accrued expenses and other liabilities are as follows:


                                January 31,       January 25,
                                      1999              1998
                                ----------        -----------
     Accrued expenses           $    2,547        $    1,044
     Other labilities                6,565            10,565
                                ----------        ----------
                                $    9,112        $   11,609
                                ==========        ==========

As of January 31, 1999 there were ten remaining locations of which five were vacant and five were subleased. During fiscal 1998 the Company sold one property which reduced the reserve for the loss on the sale of $.3 million and subleased two additional properties. In addition the Company incurred $2.2 million in expenditures related to lease payments and legal costs.


NOTE 3: INTERCOMPANY TRANSACTIONS AND ALLOCATIONS

Allocated Corporate Services:

The results of the Company include 100% of Holdings' costs incurred for certain corporate overhead, such as risk management, human resources, corporate law, corporate finance and accounting, treasury and public affairs. 100% of Holdings' costs incurred, aggregated $4,532, $10 and $4,705 for the forty-eight weeks ended December 28, 1997, the four weeks ended January 25, 1998 and for the fiscal year ended January 26, 1997, respectively.

NOTE 4: OTHER INCOME (EXPENSE)


                                            Four Weeks |  Forty-Eight
                                               Ended   |  Weeks Ended
                                JANUARY 31, January 25,|  December 28, January 26,
                                     1999       1998   |     1997          1997
                                ----------  ---------- |  -----------  ----------
                                                       |
Interest on cash                                       |
  equivalents                    $  1,088              |  $  1,035
Gain (loss) on the sale of                             |
  property and the termination                         |
  or sale of leases                 1,622    $    (29) |     1,445   $     (160)
Holdings' costs associated                             |
  with the tender offer                                |    (4,594)
Other                                 219          12  |       413           88
                                 --------    --------  |  --------   ----------
                                 $  2,929    $    (17) |  $ (1,701)  $      (72)
                                 ========    ========  |  ========   ==========



NOTE 5: INCOME TAXES


         Differences between income taxes on income (loss) before extraordinary item and income taxes based on statutory federal income tax rates are as follows:



                                                  Four-Weeks  | Forty-Eight
                                                    Ended     | Weeks Ended
                                      JANUARY 31, January 25, |  December 28, January 26,
                                            1999       1998   |       1997          1997
                                      ----------  ----------  |  -----------  -----------
                                                              |
Federal income taxes based on                                 |
  statutory rates                      $   2,557    $ (3,962) |    $ (6,703)  $  (4,009)
Increases (decreases) in rates                                |
  resulting from:                                             |
    Limitation (utilization)                                  |
      of tax loss carryforwards           (3,400)      3,946  |       6,508       3,850
    Amortization of intangibles                               |
      and other acquisition costs            817          15  |         183         136
    Other                                     26           1  |          12          23
                                       ---------    --------  |    --------   ---------
                                       $    ---     $    ---  |    $    ---   $     ---
                                       =========    ========  |    ========   =========

       Deferred tax assets and liabilities are composed of the following:

                                            JANUARY 31,     January 25,
                                                  1999            1998
                                            ----------      ----------
DEFERRED TAX ASSETS:
Inventory                                        1,478           1,867
Accrued expenses                                 2,081           4,924
Other                                            3,419           1,520
Store closing reserve                            2,212           3,061
NOL carryforward                                22,300          23,028
                                              --------        --------
Total deferred tax assets                       31,490          34,400
                                              --------        --------
DEFERRED TAX LIABILITIES:
Property, plant & equipment                   $(14,913)       $(14,765)
                                              --------        --------
Total deferred tax liabilities                 (14,913)        (14,765)
                                              --------        --------

Net deferred tax assets                         16,577          19,635
Valuation allowance                            (16,577)        (19,635)
                                              --------        --------
                                              $     --        $     --
                                              ========        ========


       Due to the Company's historical operating results, a valuation allowance for the net deferred tax asset balance is recorded at January 31, 1999 and January 25, 1998.

       As discussed in Note 1, Frank's files a consolidated tax return with Holdings. As of January 31, 1999 the federal tax NOL carryforwards, for Holdings, on a consolidated basis, approximated $93,000.

       As of January 31, 1999 the federal tax NOL carryforwards attributable to Frank's on a separate return basis approximated $58,000. As a result of the valuation allowance, approximately $57,000 of these carryforwards have not been benefitted and utilization will be recognized against goodwill. The net operating loss will expire as follows: in January 2009
       - $23,000, January 2010 - $2,000, January 2011 - $4,000, January 2012 -
       $7,000 and January 2013 - $22,000.

       The Company underwent an ownership change on December 24, 1997. Net operating losses incurred prior to the ownership change will be subject to usage limitations imposed by Internal Revenue Code Section 382. Of the Company's total net operating loss carryforward of $93,000, approximately $16,000 are not subject to these limitations. Approximately $7,200 of the NOL subject to limitations may be utilized each tax year.

NOTE 6: PROPERTY, PLANT AND EQUIPMENT


                                    JANUARY 31,  January 25,
                                           1999         1998
                                    -----------  -----------
Land                                   $ 69,016     $ 71,101
Buildings:
  Owned                                 156,713      160,170
  Capital leases (Note 10)               16,063       17,445
Equipment                                98,623       87,907
Leasehold improvements                   47,751       48,183
Construction in progress                  1,710        3,966
                                       --------     --------
                                        389,876      388,772

Less accumulated depreciation,
  including capital lease amounts
  of $11,074 and $11,691                179,301      170,892
                                       --------     --------
                                       $210,575     $217,880
                                       ========     ========



NOTE 7: ACQUISITION

On December 24, 1997 Holdings was acquired through an equity tender offer and the purchase of treasury shares from Holdings, and Holdings redeemed a majority in principal amount of Holdings' outstanding Senior Notes pursuant to a separate debt tender offer. In addition, Holdings and Frank's entered into a Senior Credit Facility (See Note 9). The total cash equity investment by the investors was $166 million. The proceeds of the initial draw under the Senior Credit Facility, together with the equity investment of $166 million by the investors, were used, among other things, to fund the equity and debt tender offers, to pay merger consideration, to refinance certain indebtedness of Frank's and to pay fees and expenses related to the Transactions described above. The Transactions were accounted for in accordance with the purchase method of accounting. As a result of the Transactions, $94,780 of goodwill was recorded. Pursuant to an agreement between Holdings and Cypress Advisors, Inc., an affiliate of Cypress (the majority shareholder of Holdings), Holdings paid Cypress Advisors, Inc. $4.5 million in fees for providing services relating to the consummation of the Transactions described above. Fees paid to Cypress Advisors, Inc. have been included in the purchase price or debt acquisition costs as appropriate.

NOTE 8: ACCRUED EXPENSES


                                     JANUARY 31,  January 25,
                                            1999         1998
                                     -----------  -----------
Taxes, other than income taxes       $     6,259  $     6,907
Payroll and other compensation             7,041        6,626
Insurance                                  3,989        2,131
Interest                                   5,396        4,342
Liabilities related to acquisition           856       13,363
Other                                     17,495       20,308
                                     -----------   ----------
                                     $    41,036   $   53,677
                                     ===========   ==========

As a result of the merger on January 7, 1998 a liability of $13.4 million, representing the conversion rights for the untendered shares of Holdings common stock, was recorded by the Company.



NOTE 9: LONG-TERM DEBT


                                    JANUARY 31,  January 25,
                                           1999         1998
                                    -----------  -----------
SENIOR DEBT:
  Holdings 11 1/2% Senior Notes due
    February 15, 2002                               $ 25,235
  Mortgage notes due on varying
    dates from February 1, 2001
    to September 1, 2007               $ 28,845       29,680
  Notes payable to banks                 20,281       37,500
  Capital leases (Note 10)               10,569       11,554
                                       --------     --------
                                         59,695      103,969
  Less current portion                    3,726        1,780
                                       --------     --------
                                         55,969      102,189
                                       --------     --------

SUBORDINATED DEBT:
  10 1/4% Senior Subordinated Notes
    due March 1, 2008                   115,000
  Holdings 8% Convertible Subordinated
    Notes due February 15, 2002                       65,000
                                       --------     --------
Total long-term debt                   $170,969     $167,189
                                       ========     ========

The mortgage notes have interest rates varying from 7.8% to 9.625%, and the notes mature with balloon payments on varying dates from February 1, 2001 to September 1, 2007. The mortgage notes are secured by retail properties owned by the Company.

At January 31, 1999 the Company has a Senior Secured Credit Facility (the "facility") with various banks and financial institutions which provides for (i) a term loan facility of up to $20.3 million (the "Term Loan Facility") in term loans and (ii) a revolving credit facility of up to $110 million (the "Revolving Credit Facility") in revolving credit loans and letters of credit. Term loans will mature seven years after the closing date of the facility - December 24, 1997, in equal quarterly installments beginning in fiscal 1999 in an aggregate amount equal to 8.8% of the aggregate Term Loan Facility amount and increasing at each anniversary to 10.6%, 12.9%, 14.7%, 20.6% and 32.4% for fiscal years 2000, 2001, 2002, 2003, and 2004, respectively. Revolving credit loans mature in December, 2003. In addition, the Company must repay all borrowings under the Revolving Credit Facility for a period of at least 30 consecutive days in each fiscal year. The Company had borrowings outstanding of $20.3 million under the Term Loan Facility of which $1.8 million is current and $20 million under the Revolving Credit Facility at January 31, 1999. In addition the Company had outstanding letters of credit of $5 million.

Term loans provided pursuant to the Term Loan Facility will bear interest, at the Company's election, at an annual rate equal to the Adjusted LIBO Rate (London Interbank Offering Rate) plus 2.5% or Alternative Base Rate (as defined therein) plus 1.5%, provided that such margins may be reduced if the Company meets certain senior leverage ratio tests. Revolving credit loans obtained pursuant to the Revolving Credit Facility bear interest, at the Company's election, at an annual rate equal to the Adjusted LIBO Rate plus 2.25% or Alternative Base Rate plus 1.25%, provided that such margins may be reduced if the Company meets certain senior leverage ratio tests. The Alternative Base Rate is the highest of the bank's Prime Rate, the Federal Funds Effective Rate plus 0.50% and the base CD Rate plus 1.00%. In addition, there is a commitment fee equal to 0.50% per annum on the total undrawn portion of the Term Loan Facility and the Revolving Credit Facility.

Among other obligations, the facility requires the Company to satisfy certain tests and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum leverage ratio. In addition, the facility restricts, among other things, the Company's ability to incur additional indebtedness and to make acquisitions, investments and capital expenditures beyond a certain level.

In March 1998 the Company issued $115 million of 10 1/4% Senior Subordinated Notes due March 1, 2008 (the "Offering") and utilized approximately $110.7 million to pay down $17.2 million of indebtedness under the Term Loan Facility and to repay the remaining outstanding 11 1/2% Senior Notes of $25.2 million and the $65 million of 8% Convertible Subordinated Notes including premium of $2,208 and accrued interest of $1,013 on March 30, 1998. In conjunction with the Offering the Company wrote-off debt issue costs of $1,317 related to the 11 1/2% Senior Notes and the 8% Convertible Subordinated Notes.

The Company was in compliance with all of the bank agreement covenants and other restrictions under all other debt agreements at January 31, 1999.

Aggregate maturities of long-term debt for the five years subsequent to 1998, excluding capital lease obligations (Note 10), are $2,731 in 1999, $7,023 in 2000, $3,456 in 2001, $3,889 in 2002 and $5,166 in 2003.


NOTE 10: LEASES

The Company's capital leases are principally for retail store locations, for periods ranging up to 25 years. The Company's operating leases are principally for retail store locations.

Annual minimum lease payments under all capital and operating leases with lease terms longer than one year at January 31, 1999, are as follows:


-----------------------------------------------------------------
                                           Capital    Operating
                                            Leases       Leases
-----------------------------------------------------------------

                   1999                   $  2,250     $ 13,530
                   2000                      2,322       13,468
                   2001                      2,202       13,026
                   2002                      2,078       12,471
                   2003                      1,930       12,419
             Thereafter                      6,423       74,617
                                          --------     --------

     Total minimum lease obligations        17,205     $139,531
                                                       ========
     Amount representing future interest    (6,636)
                                          --------
     Present value of net minimum lease
      obligations                         $ 10,569
                                          ========
     Future sublease rental income                     $  3,881
                                                       ========

Rent expense was $22,684 in 1998, $20,876 for the forty-eight weeks ended December 28, 1997, $1,343 for the four weeks ended January 25, 1998, and $21,915 in 1996. Rent expense includes additional rentals based on retail store sales (in excess of the
                                      F-15
minimums specified in leases) of $446 in 1998, $707 for the forty-eight weeks ended December 28, 1997, $(186) for the four weeks ended January 25, 1998 and $691 in 1996 and is reduced by sublease rental income of $679 in 1998, $603 in 1997 and $859 in 1996.


NOTE 11: 401(K) PLAN

The Company provides a 401(k) Plan permitting employees to invest from 1% to 15% of their salary in outside mutual funds. The plan provides an employer match of 50% of the employee contribution. The Company's contribution is limited to 3% of salary and became effective November 1998.


NOTE 12: LITIGATION AND OTHER CONTINGENCIES

In the normal course of business the Company is subject to various claims. In the opinion of management, any ultimate liability arising from or related to these claims should not have a material adverse effect on future results of operations or the consolidated financial position of the Company.


NOTE 13: SUPPLEMENTAL CASH FLOW INFORMATION

Interest payments were $18,841 for 1998, $21,523 for the forty-eight weeks ended December 28, 1997, $301 for the four weeks ended January 25, 1998 and $19,685 in 1996. Income tax payments were $47 for the forty-eight weeks ended December 28, 1997 and $55 in 1996.

                                                                     Schedule II




                         FRANK'S NURSERY & CRAFTS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                       FISCAL YEAR ENDED JANUARY 31, 1999
                                 (In thousands)


                                                                Additions
                                                         -----------------------
                                            Balance,       Charged      Charged                    Balance,
                                           Beginning       to Costs     to Other                     End
                                            of Year      and Expenses   Accounts     Deductions     of Year
                                           ---------     ------------   --------     ----------    --------
Inventory valuation reserve:               $  4,171                     $   269 (1)  $ 1,585 (2) $  2,855

Provision for store closing reserve:
  Current                                     1,044                       4,000 (5)  $ 2,497 (3)    2,547
  Noncurrent                                 10,565                                    4,000 (4)    6,565




 (1)  Additions to Goodwill resulting from the Acquisition.
 (2)  Represents reduction against cost of goods sold.
 (3)  Represents payments of liabilities.
 (4)  Reclassification to current portion of reserve.
 (5)  Reclassification from noncurrent portion of reserve.

                                                                     Schedule II




                         FRANK'S NURSERY & CRAFTS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                       FISCAL YEAR ENDED JANUARY 25, 1998
                                 (In thousands)


                                                                Additions
                                                         -----------------------
                                            Balance,       Charged      Charged                    Balance,
                                           Beginning       to Costs     to Other                     End
                                            of Year      and Expenses   Accounts     Deductions     of Year
                                           ---------     ------------   --------     ----------    --------
Inventory valuation reserve:               $    -0-                     $ 4,171 (1)               $  4,171

Provision for store closing reserve:
  Current                                     1,132        $ 1,500        1,000 (4)   $ 2,588 (2)    1,044
  Noncurrent                                  1,000          5,177        5,388 (1)     1,000 (3)   10,565



 (1)  Additions to Goodwill resulting from the Acquisition.
 (2)  Represents payments of liabilities.
 (3)  Reclassification to current portion of reserve.
 (4)  Reclassification from noncurrent portion of reserve.

                                                                     Schedule II




                         FRANK'S NURSERY & CRAFTS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                       FISCAL YEAR ENDED JANUARY 31, 1999
                                 (In thousands)


                                                                Additions
                                                         -----------------------
                                            Balance,       Charged      Charged                    Balance,
                                           Beginning       to Costs     to Other                     End
                                            of Year      and Expenses   Accounts     Deductions     of Year
                                           ---------     ------------   --------     ----------    --------
Provision for store closing reserve:
  Current                                  $  3,347                                   $  2,215     $  1,132
  Noncurrent                                  1,000                                                   1,000


                        INDEX OF EXHIBITS FILED HEREWITH
                        --------------------------------

         Exhibit No.                        Description of Exhibit
         -----------                        ----------------------



         27.01             Financial Data Schedule.