Form 10-Q
period 1999-05-23
FRANKS NURSERY & CRAFTS INC
filed 1999-07-07
CIK 38792

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

(MARK ONE)                         FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended          May 23, 1999
                                       ------------------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from               to
                                       -------------    --------------

                         Commission file number        1-5364
                                               -----------------------

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


                 1175 West Long Lake Road, Troy, Michigan 48098
                 ----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                  Registrant's Telephone Number:(248) 712-7000
                                                --------------

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No
                                              -----      -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed
by a court. Yes    No
               ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $1.00 par value, 1,000 shares outstanding as of July 7, 1999 held by FNC Holdings Inc. There is no public trading market for the outstanding shares.

                         FRANK'S NURSERY & CRAFTS, INC.

                         PART I - FINANCIAL INFORMATION




ITEM 1.           FINANCIAL STATEMENTS


                  In the opinion of the Company, the accompanying financial statements reflect all adjustments necessary for a fair statement of the results for the interim periods presented herein. In the opinion of management such adjustments consisted of normal recurring items. Financial results of the interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's report on Form 10-K for the fiscal year ended January 31, 1999 dated April 22, 1999.

                         FRANK'S NURSERY & CRAFTS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)


                                                      Sixteen Weeks Ended
                                                   -------------------------
                                                      MAY 23,       May 17,
                                                       1999          1998
                                                   -----------     ---------
NET SALES                                           $ 186,342    $ 176,273

OPERATING COSTS AND EXPENSES:
  Cost of sales, including buying and occupancy       119,806      114,078
  Selling, general and administrative                  44,611       42,110
  Amortization of goodwill                                750          757
  Other income                                           (224)        (562)
                                                    ---------    ---------
    Total operating costs and expenses                164,943      156,383
                                                    ---------    ---------

INCOME FROM OPERATIONS                                 21,399       19,890
INTEREST AND DEBT EXPENSE                               6,825        6,792
                                                    ---------    ---------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
  ITEM                                                 14,574       13,098
INCOME TAXES
                                                    ---------    ---------
INCOME BEFORE EXTRAORDINARY ITEM                       14,574       13,098
EXTRAORDINARY ITEM                                                  (5,148)
                                                    ---------    ---------
NET INCOME                                          $  14,574    $   7,950
                                                    =========    =========

                         FRANK'S NURSERY & CRAFTS, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                MAY 23,          May 17,        January 31,
                                                 1999             1998             1999
                                              ---------        ---------        ----------
                                             (UNAUDITED)      (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                    $  39,410       $  55,171        $   5,156
  Notes receivable                                                                    569
  Accounts receivable                              2,003           3,056            2,294
  Merchandise inventory                          140,975         116,427           97,931
  Prepaid expenses and other
    current assets                                 5,150           5,828            6,152
                                               ---------       ---------        ---------
        Total current assets                     187,538         180,482          112,102
                                               ---------       ---------        ---------

PROPERTY, PLANT AND EQUIPMENT,NET                208,933         212,727          210,575
GOODWILL, LESS ACCUMULATED
  AMORTIZATION OF $3,325,
    $930 AND $2,575                               94,317          94,564           95,067
OTHER ASSETS AND DEFERRED CHARGES                 15,256          15,336           15,519
                                               ---------       ---------        ---------
                                               $ 506,044       $ 503,109        $ 433,263
                                               =========       =========        =========

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Accounts payable                             $ 109,437       $ 102,486        $  33,782
  Accrued expenses                                44,193          46,247           41,036
  Notes payable to banks                                                           20,000
  Current portion of long-term debt                4,308           1,823            3,726
                                               ---------       ---------        ---------
        Total current liabilities                157,938         150,556           98,544
                                               ---------       ---------        ---------
LONG-TERM DEBT:
  Senior debt                                     54,847          59,155           55,969
  Subordinated debt                              115,000         115,000          115,000
                                               ---------       ---------        ---------
        Total long-term debt                     169,847         174,155          170,969
                                               ---------       ---------        ---------

OTHER LIABILITIES AND DEFERRED CREDITS            12,685          18,096           12,687


SHAREHOLDER'S EQUITY:
  Common stock $1.00 par value,
    1,000 shares authorized,
    1,000 shares issued                                1               1                1
  Capital in excess of par value                 165,999         165,999          165,999
  Net parent investment                           (4,470)           (744)          (4,407)
  Retained earnings (deficit)                      4,044          (4,954)         (10,530)
                                               ---------       ---------        ---------
        Total shareholder's equity               165,574         160,302          151,063
                                               ---------       ---------        ---------
                                               $ 506,044       $ 503,109        $ 433,263
                                               =========       =========        =========

                         FRANK'S NURSERY & CRAFTS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                Sixteen Weeks Ended
                                                              -----------------------
                                                                MAY 23,      May 17,
                                                                 1999         1998
                                                              ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $  14,574      $   7,950
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Extraordinary item                                                        5,148
      Depreciation                                               5,150          4,525
      Amortization                                               1,138          1,086
      Other                                                       (127)           164
                                                             ---------      ---------
                                                                20,735         18,873

  Changes in operating assets and liabilities:
    Accounts and notes receivable                                  860          1,447
    Inventory                                                  (43,044)       (35,376)
    Prepaid expenses                                             1,002            390
    Accounts payable                                            75,655         71,634
    Accrued expenses                                             4,477         (7,429)
                                                             ---------      ---------
  Net cash provided by operating activities                     59,685         49,539
                                                             ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                    (4,828)        (3,199)
  Other                                                                         3,931
                                                             ---------      ---------
  Net cash provided by (used in)
    investing activities                                        (4,828)           732
                                                             ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                                                  115,000
  Debt issue costs                                                             (5,205)
  Decrease in net parent investment                                (63)           (51)
  Decrease in notes payable to banks                           (20,000)       (10,000)
  Other                                                                        (2,953)
  Payment of long-term debt and capital lease
    obligations                                                   (540)      (107,991)
                                                             ---------      ---------
  Net cash used in financing activities                        (20,603)       (11,200)
                                                             ---------      ---------
Increase in cash and cash equivalents                           34,254         39,071
Cash and cash equivalents at beginning of period                 5,156         16,100
                                                             ---------      ---------
Cash and cash equivalents at end of period                   $  39,410      $  55,171
                                                             =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
  INTEREST                                                   $   8,267      $   2,571
  TAXES                                                      =========      =========
                                                             $     -0-      $     -0-
                                                             =========      =========

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of operations

Net Sales

         NET SALES were $186.3 million for the sixteen week 1999 first quarter which ended May 23, 1999 compared with $176.3 million for the sixteen week 1998 first quarter which ended on May 17, 1998. Due to the 53-week 1998 fiscal year which ended on January 31, 1999, the first quarter of fiscal 1999 ended one week later than the prior year first quarter. Total net sales increased 5.7% and same-store sales (stores open for a full year in both years) increased 6.4% for the 1999 first quarter. Comparative net sales were negatively impacted by the continued phasing out of certain craft categories, the reduction of price off promotional activities and unfavorable weather patterns in certain key markets, and were favorably impacted by the shift in the calendar during this quarter as explained above.

Earnings

         COST OF SALES, INCLUDING BUYING AND OCCUPANCY EXPENSES, were $119.8 million in the 1999 first quarter compared to $114.1 million in the 1998 first quarter. Cost of sales, as a percentage of net sales, declined to 64.3% in the 1999 first quarter compared to 64.7% in the 1998 first quarter due primarily to planned changes in product mix and decreased price off promotional activities. In addition buying and occupancy costs, as a percentage of net sales, declined
0.2 of a percentage point.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES in the 1999 first quarter were $44.6 million compared to $42.1 million in the 1998 first quarter. The increase of $2.5 million was principally due to an increase in volume related store expenses and to the Company's focus on improving store operations and customer service by implementing new training programs. As a percentage of net sales, selling general and administrative expenses remained constant at 23.9% for the first quarter of 1999 and 1998.

         OPERATING INCOME (DEFINED AS "NET SALES LESS COST OF SALES, INCLUDING BUYING AND OCCUPANCY COSTS, AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES") for the 1999 first quarter was $21.9 million, an increase of $1.8 million or 9%, compared to $20.1 million for the 1998 quarter. The improvement in operating income was primarily the result of increased sales levels and improved merchandise margins offset in part by increased selling, general and administrative expenses, as explained above. Operating income, as a percentage of net sales, improved to 11.8% of net sales for the 1999 first quarter, an increase of 0.4 of a percentage point over the 11.4% for the 1998 quarter.

         INTEREST AND DEBT EXPENSE was $6.8 million for the 1999 first quarter compared with $6.8 million for the 1998 first quarter.

         OTHER INCOME was $224,000 for the 1999 first quarter compared with $562,000 for the 1998 first quarter. This decrease of $338,000 is due primarily to a lower level of interest income resulting from lower levels of short-term investments and cash equivalents in 1999 compared to 1998.

         Due to previously unrecognized tax benefits no income tax provision has been provided for in the first quarter of 1999 and 1998.

         INCOME BEFORE EXTRAORDINARY ITEM for the 1999 first quarter was $14.6 million, an improvement of $1.5 million over the 1998 first quarter results of $13.1 million. This improvement is the result of increased operating income offset by the decrease in other income, as explained above.

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

         NET INCOME for the 1999 first quarter was $14.6 million compared with $8 million in 1998, an increase of $6.6 million, or 83%. The net income improvement reflects improved operating income and the extraordinary charge as explained above.

 LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES. Net cash provided by operations in the 1999 first quarter was $59.7 million compared to $49.5 million in the 1998 first quarter. Inventory increased $43 million in 1999 compared to an increase of $35.4 million in 1998, while accounts payable increased $75.7 million in 1999 compared to an increase of $71.6 million in 1998. Both the higher level of inventory and accounts payable increases during the 1999 first quarter are primarily attributable to the Company's decision to increase overall inventory levels to assure adequate merchandise levels in all stores. The decrease in accrued expenses during the 1998 first quarter is due primarily to payments of approximately $12 million in 1998 to former shareholders of Holdings as they exercised conversion rights for their untendered shares, and to payment timing differences.

         INVESTING ACTIVITIES. Net cash used in investing activities in the 1999 first quarter was $4.8 million for capital expenditures primarily for refurbished stores and store fixtures. Net cash provided by investing activities in the 1998 first quarter was $0.7 million which consisted of $3.2 million in capital investment for new systems, refurbished stores and store fixtures. The first quarter of 1998 included net proceeds of $4 million from the sale and leaseback of Company owned stores.

         FINANCING ACTIVITIES. Net cash used in financing activities in the 1999 first quarter was $20.6 million which related primarily to the pay-down of bank debt. The $11.2 million used in the 1998 first quarter was the net of $115 million in gross proceeds from the Offering of the new Subordinated Notes offset by the redemption of the remaining 11.5% Senior Notes and the 8% Convertible Notes and related costs as well as the pay-down of the bank debt.

         At May 23, 1999 the Company had a Senior Secured Credit Facility (the "facility") with various banks and financial institutions providing for total borrowings of up to $130.3 million. The Company had borrowings outstanding of $20.3 million and outstanding letters of credit of $3.8 million at May 23, 1999. The facility requires the Company to maintain certain financial ratios. The Company was in compliance with all of its covenants under the facility and other restrictions under all other debt agreements at May 23, 1999. Total long-term debt at May 23, 1999 was $174.2 million including borrowings under the facility, mortgages, capital leases, Subordinated Notes and the associated current portion of the aforementioned debt. Cash and cash equivalents were $39.4 million at the end of the 1999 first quarter.

         The Company believes its cash flow from operations and utilization of available borrowings under its facility are sufficient to meet its seasonal working capital needs. Management anticipates that total capital expenditures for fiscal 1999 will be approximately $30 million for the refurbishment of existing stores and a new store opening program in which the Company anticipates opening up to ten new stores in fiscal 1999, of which two were opened as of June 17, 1999.


YEAR 2000 ISSUE

The Company has conducted an evaluation of its Information Technology ("IT") and non-IT systems with respect to the Year 2000 Issue. The Company completed the implementation of new software in October 1998 that brought the majority of the Company's systems into compliance including telecommunications, networking and financial systems. The Company incurred approximately $8 million to purchase these systems. There are several additional systems which require conversion, the cost of which are expected to be immaterial and implementation is expected before September 1999. In addition, the Company uses an independent service bureau to process payroll and payroll tax related operations and has been notified by the service bureau that its payroll application is Year 2000 compliant.

                           Part II - OTHER INFORMATION


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


                                               FRANK'S NURSERY & CRAFTS, INC.


                                               By:   /s/ Joseph R. Baczko
                                                   -----------------------------
                                                   Joseph R. Baczko
                                                   Chairman, Chief Executive
                                                   Officer


                                               By:   /s/ Larry T. Lakin
                                                   -----------------------------
                                                   Larry T. Lakin
                                                   Vice Chairman,
                                                   Chief Financial Officer

Dated:  July 7, 1999

                                  EXHIBIT INDEX


Exhibit Number             Description of Exhibit
--------------             ----------------------


   (27)                    Financial Data Schedule.