Form 10-Q
period 1999-08-15
FRANKS NURSERY & CRAFTS INC
filed 1999-09-29
CIK 38792

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

(MARK ONE)
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 15, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                to
                                          ------------    ------------

                          Commission file number 1-5364
                                                 ------

                         FRANK'S NURSERY & CRAFTS, INC.
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          MICHIGAN                                    38-1561374
  --------------------------                 ----------------------------
(State or Other Jurisdiction                       (I.R.S. Employer
of Incorporation or Organization)                Identification Number)


                 1175 West Long Lake Road, Troy, Michigan 48098
               --------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                  Registrant's Telephone Number: (248) 712-7000
                                                 ---------------

- --------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No
                                               ---    ---
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed
by a court.   Yes    No
                 ---   ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $1.00 par value, 1,000 shares outstanding as of September 29, 1999 held by FNC Holdings Inc. There is no public trading market for the outstanding shares.

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

                         FRANK'S NURSERY & CRAFTS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)



                               Twelve Weeks Ended     Twenty-Eight Weeks Ended
                              ---------------------- --------------------------
                               August 15,   August 9,   August 15,   August  9,
                                 1999        1998         1999        1998
                              ----------  ----------   ----------  ----------

NET SALES                     $ 103,794   $ 126,463     $ 290,136   $ 302,736

OPERATING COSTS AND EXPENSES:
  Cost of sales, including
    buying and occupancy         75,548      90,292       195,354     204,370
  Selling, general and
    administrative               28,658      31,381        73,269      73,491
  Amortization of goodwill          563         533         1,313       1,290
  Other income                     (280)     (2,073)         (504)     (2,635)
                              ---------   ---------     ---------   ---------
                                104,489     120,133       269,432     276,516
                              ---------   ---------     ---------   ---------

INCOME (LOSS) FROM OPERATIONS      (695)      6,330        20,704      26,220
INTEREST AND DEBT EXPENSE         4,771       4,611        11,596      11,403
                              ---------   ---------     ---------   ---------
INCOME (LOSS) BEFORE INCOME
  TAXES AND EXTRAORDINARY
  ITEM                           (5,466)      1,719         9,108      14,817

INCOME TAXES
                              ---------   ---------     ---------   ---------
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM             (5,466)      1,719         9,108      14,817
EXTRAORDINARY ITEM                                                     (5,148)
                              ---------   ---------     ---------   ---------
NET INCOME (LOSS)             $  (5,466)  $   1,719     $   9,108   $   9,669
                              =========   =========     =========   =========

                         FRANK'S NURSERY & CRAFTS, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       AUGUST 15,   August 9,  January 31,
                                                                          1999        1998         1999
                                                                      -----------   ---------  -----------
                                                                      (UNAUDITED)  (Unaudited)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                           $  19,330    $  13,388    $   5,156
  Marketable securities                                                   2,805
  Notes receivable                                                                                    569
  Accounts receivable                                                     2,189        1,955        2,294
  Merchandise inventory                                                 137,563      108,575       97,931
  Prepaid expenses and other
    current assets                                                        5,529        5,796        6,152
                                                                      ---------    ---------    ---------
        Total current assets                                            167,416      129,714      112,102
                                                                      ---------    ---------    ---------

PROPERTY, PLANT AND EQUIPMENT,NET                                       214,404      211,888      210,575
GOODWILL, LESS ACCUMULATED
  AMORTIZATION OF $3,888,
    $1,997 AND $2,575                                                    93,754       97,446       95,067
OTHER ASSETS AND DEFERRED CHARGES                                        15,040       15,256       15,519
                                                                      ---------    ---------    ---------
                                                                      $ 490,614    $ 454,304    $ 433,263
                                                                      =========    =========    =========

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                    $  45,981    $  49,197    $  33,782
  Accrued expenses                                                       40,626       43,997       41,036
  Notes payable to banks                                                 48,000       10,000       20,000
  Current portion of long-term debt                                       4,437        1,857        3,726
                                                                      ---------    ---------    ---------
        Total current liabilities                                       139,044      105,051       98,544
                                                                      ---------    ---------    ---------
 LONG-TERM DEBT:
  Senior debt                                                            53,810       58,694       55,969
  Subordinated debt                                                     115,000      115,000      115,000
                                                                      ---------    ---------    ---------
        Total long-term debt                                            168,810      173,694      170,969
                                                                      ---------    ---------    ---------

OTHER LIABILITIES AND DEFERRED CREDITS                                   11,984       13,588       12,687

SHAREHOLDER'S EQUITY:
  Common stock $1.00 par value,
    1,000 shares authorized,
      1,000 shares issued                                                     1            1            1
  Capital in excess of par value                                        165,999      165,999      165,999
  Net parent investment                                                   6,198         (794)      (4,407)
  Retained deficit                                                       (1,422)      (3,235)     (10,530)
                                                                      ---------    ---------    ---------
        Total shareholder's equity                                      170,776      161,971      151,063
                                                                      ---------    ---------    ---------
                                                                      $ 490,614    $ 454,304    $ 433,263
                                                                      =========    =========    =========


                         FRANK'S NURSERY & CRAFTS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                 Twenty-eight Weeks Ended
                                                                                 ------------------------
                                                                                  AUGUST 15,    August 9,
                                                                                    1999          1998
                                                                                 -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $   9,108    $   9,669
  Adjustments to reconcile net income to net
   cash provided by operations:
    Extraordinary item                                                                           5,148
    Depreciation                                                                    9,258        7,872
    Amortization                                                                    1,994        1,979
    Other                                                                            (204)      (1,788)
                                                                                ---------    ---------
                                                                                   20,156       22,880

  Changes in current assets and current liabilities:
    Accounts and notes receivable                                                     674        2,548
    Marketable securities                                                          (2,805)
    Inventory                                                                     (39,632)     (27,826)
    Prepaid expenses                                                                  623          422
    Accounts payable                                                               12,199       17,252
    Accrued expenses                                                                  209      (15,128)
                                                                                ---------    ---------
  Net cash provided by (used in) operations                                        (8,576)         148
                                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                      (14,407)      (5,834)
  Other                                                                                          3,931
                                                                                ---------    ---------
  Net cash used in investing activities                                           (14,407)      (1,903)
                                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                                                                   115,000
  Debt issue costs                                                                              (5,230)
  Increase (decrease) in net parent investment                                     10,605         (101)
  Increase in notes payable to banks                                               28,000
  Payment of long-term debt and capital lease
    obligations                                                                    (1,448)    (110,626)
                                                                                ---------    ---------
  Net cash provided by (used in) financing
    activities                                                                     37,157         (957)
                                                                                ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   14,174       (2,712)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    5,156       16,100
                                                                                ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  19,330    $  13,388
                                                                                =========    =========


ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Second quarter of 1999 compared with second quarter of 1998
Results of operations

Net Sales

         NET SALES were $103.8 million for the twelve week 1999 second quarter which ended August 15, 1999 compared with $126.5 million in the 1998 second quarter which ended August 9, 1998. Total net sales decreased 17.9% and same-store sales (stores open for a full year in both years) decreased 17.6%. The change in calendar due to the 53-week 1998 fiscal year which ended on January 31, 1999, accounted for approximately 14.8% of the total net sales decrease as a result of the current second quarter starting one week later than the comparable quarter in 1998. In addition comparative net sales were negatively impacted by unfavorable weather patterns in certain major markets which experienced severe drought conditions and water restrictions during this period. Comparative net sales were also impacted by the Company's planned phasing out of selected merchandise categories such as crafts and pet foods which were subject to high price-off promotional activities last year.


Earnings

         COST OF SALES, INCLUDING BUYING AND OCCUPANCY EXPENSES, were $75.5 million in the 1999 second quarter compared to $90.3 million in the 1998 second quarter. Cost of sales, as a percentage of net sales, was 72.7% in the 1999 second quarter compared to 71.4% in the 1998 second quarter, an increase of 1.3 percentage points. Merchandise margins increased 2.8 percentage points compared to the prior year's quarter due primarily to improved merchandise margins in livegood nursery products that includes trees, shrubs, annuals and perennials. This improvement results from management's focus on enhancing its selection of outdoor plants and introducing more specialized varieties to meet the high-end market demand. Reductions in markouts resulting from improved product maintenance and product flow also contributed to the margin improvement. Buying and occupancy costs increased $1.6 million, representing a 4.1 percentage point increase as a percentage of net sales. The increase is primarily related to depreciation, repairs and maintenance and other occupancy related costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES in the 1999 second quarter were $28.7 million compared to $31.4 million in the 1998 second quarter. The reduction in selling, general and administrative expense was largely accounted for by changes in the timing of advertising placement compared to the corresponding 1998 quarter. As a percentage of net sales, selling general and administrative expenses increased 2.8 percentage points to 27.6% in the 1999 second quarter compared to 24.8% in the 1998 quarter.

         OPERATING INCOME (DEFINED AS "NET SALES LESS COST OF SALES, INCLUDING BUYING AND OCCUPANCY COSTS, AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES") for the 1999 second quarter was a loss of $.4 million, a decrease of $5.2 million, compared to operating income of $4.8 million for the 1998 second quarter. The decline in operating income was primarily the result of decreased sales levels offset in part, by increased merchandise margins and decreased selling, general and administrative expenses, as explained above. The operating loss, as a percentage of net sales, was .4% for the 1999 second quarter, a decrease of 4.2 percentage points compared to the operating income net sales percentage of 3.8% for the 1998 second quarter.

         INTEREST AND DEBT EXPENSE was $4.8 million for the 1999 second quarter compared with $4.6 million for the 1998 quarter.

         OTHER INCOME was $.3 million for the 1999 second quarter compared with $2.1 million for the 1998 second quarter. This decrease of $1.8 million was due primarily to gains from the sales of property of $1.5 million in 1998. Interest income related to cash equivalents was $.2 million in the second quarter of 1999 compared with $.5 million in the 1998 second quarter.

         Due to previously unrecognized tax benefits no income tax provision has been provided for in the second quarter of 1999 and 1998.

         NET LOSS for the 1999 second quarter was $5.5 million compared with net income of $1.7 million in 1998, a decrease of $7.2 million. The net income decline reflects decreased operating income and other income as explained above.



First half of 1999 compared with the first half of 1998

Results of operations

Net Sales

         NET SALES were $290.1 million for the twenty-eight weeks ended August 15, 1999 compared with $302.7 million in the 1998 first half which ended August 9, 1998. Total net sales decreased 4.2% and same-store sales (stores open for a full year in both years) decreased 3.6% for the 1999 first half. Comparative net sales were negatively impacted by the continued phasing out of certain craft categories, the reduction of price off promotional activities and unfavorable weather patterns in certain key markets including drought conditions in the East this summer and heavy rainfall in early spring in the midwest. The core lawn and garden business was up 1% on a same-store sales basis despite the unfavorable weather patterns.


Earnings

         COST OF SALES, INCLUDING BUYING AND OCCUPANCY EXPENSES, were $195.4 million in the 1999 first half compared to $204.4 million in the 1998 first half. Cost of sales, as a percentage of net sales, was 67.4% in the 1999 first half compared to 67.5% in the 1998 first half. This improvement was due primarily to a 1.5 percentage point increase in merchandise margins offset by an increase of 1.4 percentage points in buying and occupancy costs due principally to increased utilities and occupancy costs at the stores. The 1.5 percentage point improvement in merchandise margins was primarily the result of margin improvements in livegoods nursery products due to favorable product mix and lower markouts.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES in the 1999 first half were $73.3 million compared to $73.5 million in the 1998 first half. The decrease of $.2 million was principally due to the second quarter advertising expenditure decrease offset by an increase in volume related store expenses and to the Company's focus on improving store operations and customer service by implementing new training programs. As a percentage of net sales, selling general and administrative expenses increased by 1.0 percentage point to 25.3% in the 1999 first half compared to 24.3% in the 1998 first half.

         OPERATING INCOME (DEFINED AS "NET SALES LESS COST OF SALES, INCLUDING BUYING AND OCCUPANCY COSTS, AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES") for the 1999 first half was $21.5 million, a decrease of $3.4 million or 13.7%, compared to $24.9 million for the 1998 first half. The decline in operating income was primarily the result of decreased sales levels offset in part by decreased selling, general and administrative expenses, as explained above. Operating income, as a percentage of net sales was 7.4% of net sales for the 1999 first half, a decrease of 0.8 of a percentage point from the 8.2% for the 1998 first half.

         INTEREST AND DEBT EXPENSE was $11.6 million for the 1999 first half compared with $11.4 million for the 1998 first half.

         OTHER INCOME was $504,000 for the 1999 first half compared with $2,635,000 for the 1998 first half. This decrease of $2,131,000 was due primarily to gains from sales of properties during the 1998 first half of $1,493,000. Interest income related to cash equivalents was approximately $.3 million in the 1999 first half compared with $.9 million in the 1998 first half.

         Due to previously unrecognized tax benefits no income tax provision has been provided for in the first half of 1999 and 1998.

         INCOME BEFORE EXTRAORDINARY ITEM for the 1999 first half was $9.1 million, a decline of $5.7 million over the 1998 first half results of $14.8 million. This decline is the result of decreased operating income and a decrease in other income, as explained above.

         THE EXTRAORDINARY ITEM in the 1998 first half of $5.1 million was the result of early extinguishment of debt and major modifications to existing credit lines recorded by the Company in the 1998 first quarter. The early extinguishment of debt resulted in an extraordinary charge of $3.5 million representing the premium of $2.2 million and other costs associated with the retirement of the 11.5% Senior Notes and the 8% Convertible Notes. In addition, costs were incurred for early payment of a term loan and overall credit line refinancing.

         NET INCOME for the 1999 first half was $9.1 million compared with $9.7 million in 1998, a decrease of $.6 million. The net income decline reflects reduced operating income, other income and the extraordinary charge as explained above.


LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES. Net cash used in operations in the 1999 first half was $8.6 million compared to net cash provided in the 1998 first half of $.1 million. Inventory increased $39.6 million in 1999 compared to an increase of $27.8 million in 1998, while accounts payable increased $12.2 million in 1999 compared to an increase of $17.3 million in 1998. The total increase in inventory levels for both 1999 and 1998 include the normal seasonal build-up of Christmas inventory. The higher level of inventory increase for 1999 results from management's decision to increase overall inventory levels to assure adequate merchandise levels in all stores earlier in the first half. Although this increase is somewhat higher than planned in the basic hardline lawn and garden items, the second quarter weather-related factors that negatively impacted sales also negatively impacted the hardline inventory levels. The decrease in accrued expenses during the 1998 first half is due primarily to payments of approximately $12 million to former shareholders of FNC Holdings Inc. as they exercised conversion rights for their untendered shares, and to payment timing differences.

         INVESTING ACTIVITIES. Net cash used in investing activities in the 1999 first half was $14.4 million for capital expenditures primarily for refurbished stores and store fixtures. Net cash used in the 1998 first half was $1.9 million which consisted of $5.8 million in capital investment for new systems, refurbished stores and store fixtures. The first half of 1998 included net proceeds of $4 million from the sale and leaseback of Company owned stores.

         FINANCING ACTIVITIES. Net cash provided by financing activities in the 1999 first half was $37.2 million which was due primarily to an increase in short-term borrowings under the Senior Credit Facility of $28 million. In addition, during the second quarter of 1999, FNC Holdings Inc. ("Holdings") completed the termination of a noncontributory, defined benefit pension plan which covered former employees of several discontinued operations. The net surplus after the purchase of annuities reverted back to Holdings who in turn transferred the funds to Franks resulting in a increase in the net parent investment of $11.2 million. Frank's invested $2.8 million in a guaranteed income fund restricted for the future company match contributions to the company's 401(k) program which represented the increase in marketable securities. The remaining net cash of $6.7 million (net of $1.7 million in excise taxes) will be used for general corporate purposes. The $1 million used in the 1998 first half was the net of $115 million in gross proceeds from the Offering of the new Subordinated Notes offset by the redemption of the remaining 11.5% Senior Notes and the 8% Convertible Notes and related costs, as well as the pay-down of the bank debt.

         At August 15, 1999 the Company had a Senior Secured Credit Facility (the "facility") with various banks and financial institutions providing for total borrowings of up to $130.3 million. The Company had borrowings outstanding of $67.8 million and outstanding letters of credit of $19.1 million at August 15, 1999. The facility requires the Company to maintain certain financial ratios. The Company was in compliance with all of its covenants under the facility and other restrictions under all other debt agreements at August 15, 1999. Total long-term debt at August 15, 1999 was $173.2 million including borrowings under the facility, mortgages, capital leases, Subordinated Notes and the associated current portion of the aforementioned debt. Cash and cash equivalents were $19.3 million at the end of the 1999 first half.

         The Company believes its cash flow from operations, cash on hand and utilization of available borrowings under its facility are sufficient to meet its seasonal working capital needs. Management anticipates that total capital expenditures for fiscal 1999 will be approximately $26 million for the refurbishment of existing stores and a new store opening program in which the Company anticipates opening up six new stores in fiscal 1999, of which four were opened as of September 3, 1999.

YEAR 2000 ISSUE

         The Company has conducted an evaluation of its Information Technology ("IT") and non-IT systems with respect to the Year 2000 Issue. The Company completed the implementation of new software in October 1998 that brought the majority of the Company's systems into compliance including telecommunications, networking and financial systems. The Company incurred approximately $8 million to purchase these systems. There are several additional systems which require conversion, the cost of which are expected to be immaterial and implementation is expected before October 1999. In addition, the Company uses an independent service bureau to process payroll and payroll tax related operations and has been notified by the service bureau that its payroll application is Year 2000 compliant.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)      Exhibits

                     (27)     Financial Data Schedule.

            (b)      Reports on Form 8-K

                     During the quarter and through the date of this Report the Registrant filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FRANK'S NURSERY & CRAFTS, INC.


                                    By:   /s/ Joseph R. Baczko
                                          -------------------------------------
                                          Joseph R. Baczko
                                          Chairman, Chief Executive
                                          Officer



                                    By:   /s/ Larry T. Lakin
                                          -------------------------------------
                                          Larry T. Lakin
                                          Vice Chairman,
                                          Chief Financial Officer

Dated:  September 29, 1999

                                  EXHIBIT INDEX


Exhibit Number                 Description of Exhibit
- --------------                 ----------------------


   (27)                        Financial Data Schedule.