Form 10-Q
period 1999-11-07
FRANKS NURSERY & CRAFTS INC
filed 1999-12-22
CIK 38792

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

(MARK ONE)                         FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934
         For the quarterly period ended   November 7, 1999
                                        --------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                to
                                          ------------    ------------

                          Commission file number 1-5364
                                                --------

                         FRANK'S NURSERY & CRAFTS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          MICHIGAN                                              38-1561374
---------------------------------                         ----------------------
  (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                         Identification Number)


                 1175 West Long Lake Road, Troy, Michigan 48098
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                  Registrant's Telephone Number: (248) 712-7000
                                                ----------------


--------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X     No
                                                -------     -------


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed
by a court.    Yes              No
                   -----------     -----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $1.00 par value, 1,000 shares outstanding as of December 22, 1999 held by FNC Holdings Inc. There is no public trading market for the outstanding shares.

                         FRANK'S NURSERY & CRAFTS, INC.

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS


                         FRANK'S NURSERY & CRAFTS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                Twelve Weeks Ended        Forty Weeks Ended
                             ------------------------  -----------------------
                             November 7,  November 1,  November 7, November 1,
                                 1999        1998         1999        1998
                             -----------  -----------  ----------- -----------
NET SALES                     $  68,121   $  71,896     $ 358,257   $ 374,632

OPERATING COSTS AND EXPENSES:
  Cost of sales, including
    buying and occupancy         57,425      56,384       252,779     260,754
  Selling, general and
    administrative               28,595      25,189       101,864      98,680
  Amortization of goodwill          562         539         1,875       1,829
  Other income                     (180)        (38)         (684)     (2,673)
                              ---------   ---------     ---------   ---------
                                 86,402      82,074       355,834     358,590
                              ---------   ---------     ---------   ---------

INCOME (LOSS) FROM OPERATIONS   (18,281)    (10,178)        2,423      16,042
INTEREST AND DEBT EXPENSE         5,721       5,181        17,317      16,584
                              ---------   ---------     ---------   ---------
LOSS BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM            (24,002)    (15,359)      (14,894)       (542)
INCOME TAXES
                              ---------   ---------     ---------   ---------
LOSS BEFORE EXTRAORDINARY ITEM  (24,002)    (15,359)      (14,894)       (542)
EXTRAORDINARY ITEM                                                     (5,148)
                              ---------   ---------     ---------   ---------
NET LOSS                      $ (24,002)  $ (15,359)    $ (14,894)  $  (5,690)
                              =========   =========     =========   =========

                         FRANK'S NURSERY & CRAFTS, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                        NOVEMBER 7,  November 1,  January 31,
                                           1999         1998        1999
                                        ----------   -----------  ----------
                                        (UNAUDITED) (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents              $  10,510    $  11,445    $   5,156
  Marketable securities                      2,673
  Notes receivable                                                       569
  Accounts receivable                        2,152        1,822        2,294
  Merchandise inventory                    149,768      127,073       97,931
  Prepaid expenses and other
    current assets                           5,923        6,700        6,152
                                         ---------    ---------    ---------
        Total current assets               171,026      147,040      112,102
                                         ---------    ---------    ---------

PROPERTY, PLANT AND EQUIPMENT,NET          215,915      211,164      210,575
GOODWILL, LESS ACCUMULATED
  AMORTIZATION OF $4,450,
    $2,003 AND $2,575                       93,192       96,092       95,067
OTHER ASSETS AND DEFERRED CHARGES           14,893       15,670       15,519
                                         ---------    ---------    ---------
                                         $ 495,026    $ 469,966    $ 433,263
                                         =========    =========    =========

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Accounts payable                       $  42,446    $  42,098    $  33,782
  Accrued expenses                          33,465       37,413       41,036
  Notes payable to banks                    90,000       55,000       20,000
  Current portion of long-term debt          4,566        1,892        3,726
                                         ---------    ---------    ---------
        Total current liabilities          170,477      136,403       98,544
                                         ---------    ---------    ---------
LONG-TERM DEBT:
  Senior debt                               52,768       58,268       55,969
  Subordinated debt                        115,000      115,000      115,000
                                         ---------    ---------    ---------
        Total long-term debt               167,768      173,268      170,969
                                         ---------    ---------    ---------

OTHER LIABILITIES AND DEFERRED CREDITS      11,742       13,718       12,687

SHAREHOLDER'S EQUITY:
  Common stock $1.00 par value,
    1,000 shares authorized,
      1,000 shares issued                        1            1            1
  Capital in excess of par value           165,999      165,999      165,999
  Net parent investment                      4,463         (829)      (4,407)
  Retained deficit                         (25,424)     (18,594)     (10,530)
                                         ---------    ---------    ---------
        Total shareholder's equity         145,039      146,577      151,063
                                         ---------    ---------    ---------
                                         $ 495,026    $ 469,966    $ 433,263
                                         =========    =========    =========

                         FRANK'S NURSERY & CRAFTS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                      Forty Weeks Ended
                                                   -------------------------
                                                   NOVEMBER 7,   November 1,
                                                       1999        1998
                                                   -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $ (14,894)   $  (5,690)
  Adjustments to reconcile net loss to net
   cash provided by operations:
    Extraordinary item                                               5,148
    Depreciation                                       13,312       11,176
    Amortization                                        2,847        2,855
    Other                                                (365)      (1,539)
                                                    ---------    ---------
                                                          900       11,950

  Changes in current assets and current liabilities:
    Accounts and notes receivable                         715        2,681
    Marketable securities                              (2,894)
    Inventory                                         (51,837)     (46,324)
    Prepaid expenses                                      229         (482)
    Accounts payable                                    8,664       10,153
    Accrued expenses                                   (6,960)     (19,623)
                                                    ---------    ---------
  Net cash used in operations                         (51,183)     (41,645)
                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment          (19,991)      (9,640)
  Other                                                    19        3,931
                                                    ---------    ---------
  Net cash used in investing activities               (19,972)      (5,709)
                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                                       115,000
  Debt issue costs                                                  (6,148)
  Increase (decrease) in net parent investment          8,870         (136)
  Increase in notes payable to banks                   70,000       45,000
  Payment of long-term debt and capital lease
    obligations                                        (2,361)    (111,017)
                                                    ---------    ---------
  Net cash provided by financing activities            76,509       42,699
                                                    ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        5,354       (4,655)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        5,156       16,100
                                                    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  10,510    $  11,445
                                                    =========    =========

                  NOTES TO FINANCIAL STATEMENTS (IN THOUSANDS)


NOTE 1:           BASIS OF PRESENTATION

                  In the opinion of the Company, the financial statements reflect all adjustments necessary for a fair statement of the results for the interim periods presented herein. In the opinion of management such adjustments consisted of normal recurring items. Financial results of the interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's report on Form 10-K for the fiscal year ended January 31, 1999 dated April 22, 1999.


NOTE 2:           DEBT

                  At November 7, 1999 the Company had a credit facility with various banks and financial institutions providing for total borrowings of up to $129.4 million. The Company had borrowings outstanding of $109.4 million and outstanding letters of credit of $14.9 million at November 7, 1999 representing the peak borrowing period for the Company's seasonal buildup of Christmas inventory. The credit facility requires the Company to maintain certain financial ratios. The Company was not in compliance with two of its covenants under the credit facility at November 7, 1999, the cash interest expense coverage ratio and the leverage ratio. The Company obtained an amendment and waiver dated December 20, 1999 which waives the covenant noncompliance at November 7, 1999 and amends the credit agreement through December 24, 2003. In addition a new financial coverage ratio of inventory to revolver usage and a limitation on capital expenditures for the fiscal year 2000 have been added by the amendment. The interest rate spread on outstanding borrowings has increased by 50 basis points.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Third quarter of 1999 compared with the third quarter of 1998
Results of operations

Net Sales

         NET SALES were $68.1 million for the twelve week 1999 third quarter which ended November 7, 1999 compared with $71.9 million in the 1998 third quarter which ended November 1, 1998. Total net sales decreased 5.3% and same-store sales decreased 6.8%. Total net sales and comparable same-store sales were negatively impacted by continuing adverse weather patterns compared to last year such as drought conditions in the east as well as the negative effects of the Company's continued actions in phasing out certain classes of crafts, pet and Halloween merchandise.


Earnings

         COST OF SALES, INCLUDING BUYING AND OCCUPANCY EXPENSES, were $57.4 million in the 1999 third quarter compared to $56.4 million in the 1998 third quarter. Cost of sales, as a percentage of net sales, was 84.3% in the 1999 third quarter compared to 78.4% in the 1998 third quarter, an increase of 5.9 percentage points. Merchandise margins decreased 3.1 percentage points compared to the prior year's quarter as a result of slightly higher markdowns and markouts in lawn and garden, principally livegoods, and as a result of phasing out of certain discontinued classes through clearance activities. Buying and occupancy costs increased $1.1 million due primarily to increased depreciation, repairs and maintenance and other occupancy related costs including $.3 million for new stores. Buying and occupancy costs as a percentage of net sales increased by 2.8 points.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES in the 1999 third quarter were $28.6 million compared to $25.2 million in the 1998 third quarter. The increase in selling, general and administrative expense was largely accounted for by changes in the timing of spending for advertising, store supplies and insurance expense as well as increased payroll and other store expense for new stores. As a percentage of net sales, selling general and administrative expenses increased 7 percentage points to 42% in the 1999 third quarter compared to 35% in the 1998 quarter.

         THE OPERATING LOSS (DEFINED AS "NET SALES LESS COST OF SALES, INCLUDING BUYING AND OCCUPANCY COSTS, AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES") for the 1999 third quarter was $17.9 million, an increase of $8.2 million, compared to $9.7 million for the 1998 third quarter. The increase in the operating loss was primarily the result of decreased sales levels and merchandise margins and increased selling, general and administrative expenses, as explained above. The operating loss, as a percentage of net sales, was 26.3% for the 1999 third quarter, an increase of 12.8 percentage points compared to 13.5% for the 1998 third quarter.

         INTEREST AND DEBT EXPENSE was $5.7 million for the 1999 third quarter compared with $5.2 million for the 1998 quarter. The increase is the result of a higher level of outstanding borrowings under the Company's Senior Secured Credit Facility (the "credit facility").

         OTHER INCOME was $180,000 for the 1999 third quarter compared with $38,000 for the 1998 third quarter.

         Due to previously unrecognized tax benefits no income tax provision has been provided for in the third quarter of 1999 and 1998.

         NET LOSS for the 1999 third quarter was $24 million compared with $15.4 million in 1998, an increase of $8.6 million. The increase reflects decreased operating income as explained above.



First three quarters of 1999 compared with the first three quarters of 1998

Results of operations

Net Sales

         NET SALES were $358.3 million for the forty weeks ended November 7, 1999 compared with $374.6 million in the 1998 first three quarters which ended November 1, 1998. Total net sales decreased 4.4% and same-store sales decreased 4.2% for the 1999 first three quarters. Comparative net sales were negatively impacted by the continued phasing out of certain craft categories, and unfavorable weather patterns in certain key markets including heavy rainfall in early spring in the midwest and extreme drought conditions and water restrictions in major markets in the east this summer which also impacted the third quarter. The core lawn and garden business was up .6% on a same-store sales basis despite the unfavorable weather patterns.

Earnings

         COST OF SALES, INCLUDING BUYING AND OCCUPANCY EXPENSES, were $252.8 million in the 1999 first three quarters compared to $260.8 million in the 1998 first three quarters. Cost of sales, as a percentage of net sales, was 70.6% in the 1999 first three quarters compared to 69.6% in the 1998 first three quarters. This decline was the result of a 0.6 percentage point improvement in merchandise margins offset by an increase of 1.6 percentage points in buying and occupancy costs due principally to occupancy costs for new stores and increased depreciation expense. The .6 percentage point improvement in merchandise margins was primarily the result of margin improvements in livegoods nursery products due to favorable product mix and lower markouts.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES in the 1999 first three quarters were $101.9 million compared to $98.7 million in the 1998 first three quarters. The increase of $3.2 million was principally due to an increase of $1 million in store related training expense and increased store payroll and other store expenses including $1.1 million for new stores. As a percentage of net sales, selling general and administrative expenses increased by 2.1 percentage points to 28.4% in the 1999 first three quarters compared to 26.3% in the 1998 first three quarters.

         OPERATING INCOME (DEFINED AS "NET SALES LESS COST OF SALES, INCLUDING BUYING AND OCCUPANCY COSTS, AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES") for the 1999 first three quarters was $3.6 million, a decrease of $11.6 million or 76.3%, compared to $15.2 million for the 1998 first three quarters. The decline in operating income was primarily the result of decreased sales levels and increased selling, general and administrative expenses, as explained above. Operating income, as a percentage of net sales was 1% of net sales for the 1999 first three quarters, a decrease of 3.1 percentage points from the 4.1% for the 1998 first three quarters.

         INTEREST AND DEBT EXPENSE was $17.3 million for the 1999 first three quarters compared with $16.6 million for the 1998 first three quarters. The increase is the result of a higher level of outstanding borrowings under the credit facility.

         OTHER INCOME was $684,000 for the 1999 first three quarters compared with $2,673,000 for the 1998 first three quarters. This decrease of $1,989,000 was due primarily to gains from sales of properties during the 1998 first three quarters of $1,493,000. Interest income related to cash equivalents was approximately $.4 million in the 1999 first three quarters compared with $.9 million in the 1998 first three quarters.

         Due to previously unrecognized tax benefits no income tax provision has been provided for the first three quarters of 1999 and 1998.

         THE LOSS BEFORE EXTRAORDINARY ITEM for the first three quarters of 1999 was $14.9 million, an increase of $14.4 million over the 1998 first three quarters loss of $.5 million. This increase is the result of decreased operating income and a decrease in other income, as explained above.

         THE EXTRAORDINARY ITEM in the 1998 first three quarters of $5.1 million was the result of early extinguishment of debt and major modifications to existing credit lines recorded by the Company in the 1998 first quarter. The early extinguishment of debt resulted in an extraordinary charge of $3.5 million representing the premium of $2.2 million and other costs associated with the retirement of the 11.5% Senior Notes and the 8% Convertible Notes. In addition, costs were incurred for early payment of a term loan and overall credit line refinancing.

         THE NET LOSS for the 1999 first three quarters increased $9.2 million to $14.9 million compared with $5.7 million in 1998. The increase in the net loss reflects reduced operating income in 1999, a reduction in other income for 1999 and the extraordinary charge in 1998 as explained above.


LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES. Net cash used in operations in the 1999 first three quarters was $51.2 million compared to $41.6 million in the 1998 first three quarters. Inventory increased $51.8 million in 1999 compared to an increase of $46.3 million in 1998, while accounts payable increased $8.7 million in 1999 compared to an increase of $10.2 million in 1998. The total increase in inventory levels for both 1999 and 1998 include the normal seasonal build-up of Christmas inventory. The higher level of inventory compared to last year is primarily in lawn and garden hardlines as a result of the Company's plan to increase these levels on a year-round basis and as a result of less than expected sales in lawn and garden due to unfavorable weather patterns experienced during the first three quarters of this year. The decrease in accrued expenses during the 1998 first three quarters is due primarily to payments of approximately $12 million to former shareholders of FNC Holdings Inc. ("Holdings") as they exercised conversion rights for their untendered shares, and to payment timing differences.

         INVESTING ACTIVITIES. Net cash used in investing activities in the 1999 first three quarters was $20 million for capital expenditures primarily for new stores and refurbishments to existing stores. Net cash used in the 1998 first three quarters was $5.7 million which consisted of $9.6 million in capital investment for new systems, refurbished stores and store fixtures reduced by the net proceeds of $4 million from the sale and leaseback of Company owned stores.

         FINANCING ACTIVITIES. Net cash provided by financing activities in the 1999 first three quarters was $76.5 million which was due primarily to an increase in short-term borrowings under the Senior Credit Facility of $70 million. In addition, during the second quarter of 1999, Holdings completed the termination of a noncontributory, defined benefit pension plan which covered former employees of several discontinued operations. The net surplus after the purchase of annuities reverted back to Holdings which in turn transferred the funds to Franks. The net cash proceeds to the Company was $6.7 million after payment of $1.7 million in excise taxes and a $2.8 million investment in the Company's 401(k) program to fund future company match contributions. These net cash proceeds were used for general corporate purposes. The $42.7 million provided in the 1998 first three quarters was the net of $115 million in gross proceeds from the Offering of the new Subordinated Notes offset by the redemption of the remaining 11.5% Senior Notes and the 8% Convertible Notes and related costs.

         At November 7, 1999 the Company had a credit facility with various banks and financial institutions providing for total borrowings of up to $129.4 million. The Company had borrowings outstanding of $109.4 million and outstanding letters of credit of $14.9 million at November 7, 1999 representing the peak borrowing period for the Company's seasonal buildup of Christmas inventory. The credit facility requires the Company to maintain certain financial ratios. The Company was not in compliance with two of its covenants under the credit facility at November 7, 1999, the cash interest expense coverage ratio and the leverage ratio. The Company obtained an amendment and waiver dated December 20, 1999 which waives the covenant noncompliance at November 7, 1999 and amends the credit agreement through December 24, 2003. In addition a new financial coverage ratio of inventory to revolver usage and a limitation on capital expenditures for the fiscal year 2000 have been added by the amendment. The interest rate spread on outstanding borrowings has increased by 50 basis points. Total long-term debt (including the current portion of long-term debt) at November 7, 1999 was $172.3 million including borrowings under the credit facility, mortgages, capital leasesand Subordinated Notes. In addition amounts payable to banks was $90 million. Cash and cash equivalents were $10.5 million at the end of the 1999 first three quarters.

         The Company believes its cash flow from operations, cash on hand and utilization of available borrowings under its credit facility are sufficient to meet its seasonal working capital needs. Management anticipates that total capital expenditures for fiscal 1999 will be approximately $30 million primarily for the refurbishment of existing stores and a new store opening program in which the Company opened six new stores as of November 7, 1999. No additional new stores will be opened during the remainder of fiscal 1999.


YEAR 2000 ISSUE

         The Company has conducted an evaluation of its Information Technology ("IT") and non-IT systems with respect to the Year 2000 Issue. The Company completed the implementation of new software in October 1998 that brought the majority of the Company's systems into compliance including telecommunications, networking and financial systems. The Company incurred approximately $8 million to purchase these systems. There are several additional systems which required conversion, the cost of which was immaterial and implementation was completed by November 15, 1999. In addition, the Company uses an independent service bureau to process payroll and payroll tax related operations and has been notified by the service bureau that its payroll application is Year 2000 compliant.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits
                           (10.2) Amendment No. 2 and Waiver, dated as of December 20, 1999, to the Credit Agreement dated as of December 24, 1997, as amended by Amendment No. 1, dated as of April 15, 1998, among Frank's Nursery & Crafts, Inc., FNC Holdings Inc., the lenders party thereto, The Chase Manhattan Bank and Goldman Sachs Credit Partners L.P.

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


                                      FRANK'S NURSERY & CRAFTS, INC.


                            By:        /s/ Joseph R. Baczko
                                      ------------------------------
                                      Joseph R. Baczko
                                      Chairman, Chief Executive
                                      Officer



                            By:        /s/ Larry T. Lakin
                                      ------------------------------
                                      Larry T. Lakin
                                      Vice Chairman,
                                      Chief Financial Officer

Dated:  December 22, 1999

                                  EXHIBIT INDEX


Exhibit Number         Description of Exhibit

   (10.2) Amendment No. 2 and Waiver, dated as of December 20, 1999, to the Credit Agreement dated as of December 24, 1997, as amended by Amendment No. 1, dated as of April 15, 1998, among Frank's Nursery & Crafts, Inc., FNC Holdings Inc., the lenders party thereto, The Chase Manhattan Bank and Goldman Sachs Credit Partners L.P.


   (27)                Financial Data Schedule.