Form 10-K405
period 2000-01-30
FRANKS NURSERY & CRAFTS INC
filed 2000-04-28
CIK 38792

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 30, 2000

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                   to
                               ------------------  ------------------

                          Commission file number 1-5364


                         FRANK'S NURSERY & CRAFTS, INC.
             (Exact name of registrant as specified in its charter)


               MICHIGAN                               38-1561374
    (State or other jurisdiction                    (I.R.S. employer
   of incorporation or organization)                identification no.)


                       1175 West Long Lake, Troy, MI 48098
               (Address of principal executive offices) (Zip code)


        Registrant's telephone number including area code: (248) 712-7000


           Securities registered pursuant to Section 12(b) of the Act:

                                      None
                            [Cover page 1 of 2 pages]

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

Yes     X        No
    -----------     ------------

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of the registrant's Common Stock, $1.00 par value, held by non-affiliates as of April 28, 2000: -0-.

         Number of voting shares of the registrant's Common Stock outstanding as of April 28, 2000: 1,000 held by FNC Holdings Inc.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None




                            [Cover page 2 of 2 pages]

                                     PART I

ITEM 1.  BUSINESS


OVERVIEW

         Frank's Nursery & Crafts, Inc. ("Frank's", the "Company" or the "Registrant") operates the largest chain (as measured by sales) in the United States of specialty retail stores devoted to the sale of lawn and garden products. In addition, the Company sells dried and artificial flowers and arrangements, Christmas merchandise, and home decor. As of January 30, 2000, the Company operated 257 retail stores in 15 states primarily in the East and Midwest regions of the country under the name Frank's Nursery & Crafts(R). References to "Holdings" refer to the sole shareholder of Frank's, FNC Holdings Inc. (formerly known as General Host Corporation), a New York Corporation. In December 1997 Holdings was acquired by The Cypress Group LLC ("Cypress"), a New York based private equity group. Unless otherwise stated, all statistics in this Item were compiled as of January 30, 2000.

         Frank's was incorporated under the laws of the State of Michigan in 1957. The Company operates entirely in one industry segment, the lawn and garden retail industry as defined below. The Company's principal executive offices are located at 1175 West Long Lake, Troy, Michigan 48098, and its telephone number is (248) 712-7000.


THE LAWN AND GARDEN INDUSTRY

         The Company believes that the overall retail market for lawn and garden products, defined to include green goods for both outdoor and indoor usage, fertilizers, gardening accessories, lawn and patio furniture, Christmas Trim-a-Tree merchandise and snow removal, power equipment, barbecues and watering accessories, was approximately $81.7 billion in 1999 and grew at 3.3% over the $79.1 billion estimated for 1998. The Company also believes that, for the 10 years covering the period 1989 through 1999, the lawn and garden industry grew at a compound annual growth rate of approximately 7%. Among other factors, the Company believes that the principal reasons for this sustained growth were the popularity of gardening as a leisure activity, new home construction and favorable demographic trends such as the aging of the baby-boomer population. The industry growth in 1999 was lower than the ten year annual growth rate due largely to unusual weather patterns throughout the country including drought in the eastern portion of the United States.

         The lawn and garden market is highly seasonal with the spring season accounting for the majority of annual product sales. The market for green goods is generally non-branded and highly differentiated by both specimen and quality while the market for hard goods, fertilizers and chemicals is composed of both national and private label brands. At the retail level the lawn and garden market is highly fragmented and consists of national and regional chains of specialty retailers, mass merchants and home centers as well as thousands of local, independent garden centers and nurseries. With the exception of the garden center and nursery segment, few retailers operate their lawn and garden centers on a year round basis or as full line lawn and garden retailers. The Company believes that the top ten retailing companies represented approximately 16% of industry sales in 1998. The Company believes that the primary competitive factors in lawn and garden retailing include breadth of product assortment, product quality, price and knowledgeable service. The Company believes that it competes effectively on the above factors, as well as others, and that its competence in the retailing of lawn and garden products will enable it to gain market share in the future from increased penetration of its existing markets as well as from geographic expansion to new ones.

COMPANY STRATEGY

         After the acquisition of General Host by Cypress, Frank's management set out to reposition the Company's merchandising strategy and concentrate on three major sectors: lawn and garden, floral and home decor and Christmas Trim-a-Tree. Merchandising lines such as pet foods and general and juvenile crafts, among others, which had been a part of Frank's range prior to the acquisition were deemed no longer appropriate to these new directions and a phased discontinuation plan was put into effect. This plan will be essentially completed by the end of the current fiscal year.

         The Company's core strategy centers on the lawn and garden market where it intends to enhance its leadership position within the specialty retailing segment of that market. The Company's objective is to provide the gardening enthusiast with the broadest assortment of quality plants, growing products, specialty tools and gardening accessories at competitive prices backed by knowledgeable service.

         The Company also aims to provide the leading assortment of premium artificial flowers and arrangements for indoor decoration. The Company's product offerings are aimed at the do-it-yourself decorator as well as to those preferring finished arrangements.

         The Company's Christmas Trim-a-Tree selection is aimed at providing its customers with the broadest assortment of quality artificial trees, wreaths, tree decorations, lights and holiday decor and to serve as a one-stop shopping destination for these holiday related purchases.

         The Company utilizes extensive marketing and advertising efforts to communicate with its customers through newspaper advertising, weekly inserts, and radio and television. The Company also makes extensive use of public relations, local sponsorships and promotions to enhance the branding of its stores.

         During fiscal year 1999, the Company accomplished most of its store refurbishment objectives aimed at repositioning the lawn and garden, floral and home decor and Christmas Trim-a-Tree businesses. New fixtures to support outdoor nursery product presentations and indoor floral decor assortments were installed in approximately 216 of the 257 stores. The Company intends to complete the program by the end of the current fiscal year.

         During the first quarter of fiscal year 2000, the Company expects to achieve substantial completion of the design phase for a new IBM based point-of-sale system aimed at substantially enhancing transaction processes and improving customer service flows at its store check-out areas. It is the Company's intention to install the new system chain-wide during the current fiscal year.

         During fiscal 1999, the Company opened six new stores, of which three were in a new market, Pittsburgh, Pennsylvania. All the stores opened in fiscal 1999 incorporated the new prototype store designs. The Company intends to open seven new prototype stores in fiscal 2000 of which at least four will be in a new market in the Tidewater area of Virginia.

PRODUCT CATEGORIES

         The Company operates a chain of specialty retail stores devoted to the sale of lawn and garden, Christmas and floral and home decor. The principal products sold at the Company's retail stores are as follows:


                        Percentage of
                          Sales In
Product Line          Fiscal Year 1999            Description
------------          ----------------            ------------
Lawn and garden              64%                  Roses, potted plants, annual and
                                                  perennial flowering plants, trees
                                                  (including live Christmas trees),
                                                  shrubs, fertilizers, seeds and
                                                  bulbs, mulches, plant accessories,
                                                  hoses and garden tools and
                                                  equipment, bird houses, feeders,
                                                  seed and accessories

Floral and Home Decor        21                   Dried, silk and acrylic flowers,
                                                  arrangements, candles, paint and
                                                  paint accessories, picture frames,
                                                  frame art and decorative home
                                                  accessories




Christmas                    15                   Artificial Christmas trees, indoor
                                                  and outdoor lights, decorations and
                                                  trimmings


                            100%
                            ===

         LAWN AND GARDEN. As the nation's largest specialty retailer of lawn and garden products, the Company enjoys a strong franchise in the lawn and garden business. The Company offers customers one of the widest selections of live plants in the industry.

         The Company believes that its reputation for a broad selection and high quality of live goods is the principal reason that draws customers to its stores. This strength allows the Company to offer a wide assortment of other lawn and garden products including fertilizers, mulches, garden tools, planting accessories, decorative planters and other related merchandise. In addition the Company markets its own line of private label lawn and garden products under the Frank's name. The lawn and garden business is also characterized by strong gross margins.

         Lawn and garden sales are highest in the spring with the largest impact being in the first fiscal quarter and the early part of the second fiscal quarter, then declining during middle and late summer. There is an early fall sales season in these products that is less significant than the spring sales season. In the winter months, sales of such products are minimal and limited essentially to indoor plants.

         FLORAL AND HOME DECOR. The Company's floral and home decor products include a varied assortment of dried, silk and acrylic flowers for the do-it-yourself decorator as well as complete floral arrangements. The Company also offers a broad assortment of decorative candles, picture frames, framed art and accent pieces for the home or patio. These products exhibit high inventory turns, strong gross margins and low seasonality. The floral and home decor assortment is positioned to tie closely with the Company's lawn and garden emphasis.

         The Company has improved its presentation of floral and home decor products by installing new fixtures in the majority of its stores. The Company intends to support this business category with significant advertising in order to familiarize the consumer with the new store look resulting from the new presentation mentioned above, coupled with the phase out of certain basic craft categories which is now substantially completed.

         Floral sells steadily throughout the year, and is stimulated by early spring, fall and late winter promotions. During the winter months (outside of the Christmas season) floral constitutes a large portion of the Company's sales.

         CHRISTMAS. During the Christmas holiday season, the Company's second most important selling season after spring, the Company transforms substantial portions of its stores into Christmas trim- a-tree layouts and offers a broad selection of seasonal merchandise and Christmas decoration for the holiday season. The Company provides one of the largest selections of artificial trees, indoor and outdoor lights, wreaths and holiday plants as well as a wide array of trim-a-tree items. Christmas merchandise is sold almost entirely in November and December.


SEASONALITY

         The Company's business is highly seasonal and subject to the impact of weather conditions, which may affect consumer purchasing patterns. In fiscal 1999, 43% of the Company's sales occurred during the spring season (late March to mid-June) and 25% occurred during the Christmas season (November to late December). Normally, spring is the most profitable season, and Christmas is the next most profitable season. Operating losses usually are experienced during the other periods of the year. The Company's slowest selling seasons are typically the period from the beginning of the calendar year until the start of the spring selling season, and from mid-July to October.

VENDORS

         Substantially all of the plants and products the Company sells are purchased from approximately 970 outside vendors. Alternative sources of supply are generally available for all products sold by the Company.

STORE OPERATIONS AND MANAGEMENT

          The Company's stores are open 87 hours per week, with the average store opening at 8 a.m. and closing at 9 p.m.

         The average store has approximately 20-25 part and full-time employees, including a store manager, an assistant manager and up to six department specialists responsible for the various product lines. The permanent store staff is generally supplemented at seasonal peaks by temporary employees.

EMPLOYEES

         At January 30, 2000 the Company's employee base was 5,100 including seasonal employees. The Company's entire employee base is non-union and management considers its employee relations to be good.

DISTRIBUTION

         The Company operates distribution centers in Harrisburg, Pennsylvania and Howe, Indiana. In addition, the Company leases temporary third party distribution centers for the Christmas season.

  These centers delivered approximately 51% of all merchandise to the stores in 1999, primarily using contract carriers. The balance of the products are delivered directly to stores by vendors.



ITEM 2.  PROPERTIES

         The Company is headquartered in two facilities located in Troy, Michigan. One building is 27,000 square feet and is subject to a lease which expires in November 2007. The second building measures approximately 28,000 square feet and is subject to a lease which expires in December 2005.

         The Company currently leases a 292,300 square foot distribution facility in Harrisburg Pennsylvania as well as a 346,515 square foot facility in Howe, Indiana. The lease on the Harrisburg facility expires in March 2002, with one five-year renewal option. The Howe property carries a lease expiring in June 2002 with two five-year renewal options.

         As of January 30, 2000, the Company operated 257 Frank's stores, 118 of which were leased and 139 were owned (40 of which are subject to ground leases). The following is a summary of store properties by state:

                NUMBER OF FRANK'S STORES PER STATE
                ----------------------------------
         Michigan........................................44
         Illinois........................................34
         Ohio............................................24
         Pennsylvania....................................21
         Indiana.........................................18
         New York........................................17
         Maryland........................................16
         Minnesota.......................................16
         New Jersey......................................15
         Florida.........................................13
         Connecticut.....................................12
         Missouri.........................................9
         Massachusetts....................................7
         Virginia.........................................6
         Kentucky......................................   5
         Total......................................... 257


         The Company owns one and leases eight additional store locations which were previously operated as Frank's stores. The Company is actively engaged in the leasing, sub-leasing and releasing of these properties. In fiscal 1999 the Company closed three stores and opened six new locations.

         The Company's existing stores are generally located on three-acre sites. A typical store in which the overhang area leading to the yard has been enclosed includes 18,500 square feet of indoor space (16,000 square feet of sales area and 2,500 square feet of storage area), 17,000 square feet of outdoor selling area and ample onsite parking. The stores are designed in a "supermarket" format familiar to customers, and shopping is done with carts in wide aisles with attractive displays. Traffic design is intended to enhance the opportunity for impulse purchases. Most stores are free-standing and located adjacent to or near shopping centers; some stores are part of strip centers.

         In fiscal 2000 the Company plans to open up to seven new stores. The aggregate cost of any future expansion is dependent upon the method of financing new stores. Such methods include build-to-suit leases, conversion of existing buildings, and land purchases with Company-funded construction. The cost of these methods ranges from approximately $500,000 per store for build-to-suit leases to $3 to $3.5 million per store for Company-owned stores including the purchase of land. The new prototype stores are located on four-acre sites. The stores are designed with 23,000 square feet of indoor selling space and 32,000 of outdoor selling area. The Company intends to open new stores via build-to-suit operating leases whenever possible.

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

                                                        Four Weeks | Forty-Eight
                                                             Ended | Weeks Ended
                                                        January 25,| December 28,
For the fiscal year:         1999             1998            1998 |        1997        1996       1995
--------------------     --------       ----------     -----------   -----------   ---------   --------
(In thousands)                                                     |
                                                                   |
Net Sales                $487,332         $512,101        $ 14,814 |    $515,204    $530,752   $593,270
                                                                   |
Income (loss) before                                               |
  extraordinary item     $ (9,296)        $  7,522        $(12,904)|    $(18,465)   $(11,791)  $ (7,751)
Extraordinary item       $    -0-         $ (5,148)       $    -0- |    $    -0-    $    -0-   $    -0-
Net income (loss)        $ (9,296)        $  2,374        $(12,904)|    $(18,465)   $(11,791)  $ (7,751)
                                                                   |
Balance Sheet Data:                                                |
Total Assets             $449,633         $433,263        $433,679 |    $469,998    $344,023   $368,806
Total debt, including                                              |
  current portion        $233,416         $194,695        $178,969 |    $169,067    $195,015   $191,872
Shareholder's equity     $147,826         $151,063        $152,403 |    $166,441    $ 75,681   $106,258
                                                                   |

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

FISCAL 1999 COMPARED TO FISCAL 1998

Net Sales. Sales were $487.3 million for the 1999 fiscal year compared to $512.1 million for the 1998 fiscal year, a decrease of 4.8%. Comparable store sales declined 5.1%. Comparative net sales were negatively impacted by the phasing out of certain craft categories and unfavorable weather patterns in certain key markets including heavy rainfall in early spring in the midwest and extreme drought conditions and water restrictions in major markets in the east this summer. The core lawn and garden business was flat on a same-store basis despite the unfavorable weather patterns.

Cost of Sales Including Buying and Occupancy. Cost of sales including buying and occupancy expenses were $337.2 million in fiscal 1999 compared to $347.5 million in fiscal 1998. This reduction of $10.3 million amounted to a 3% decrease. Cost of sales, as a percentage of net sales, increased by 1.3 percentage points to 69.2% in 1999 compared to 67.9% in 1998. This increase was due primarily to a .3 of a percentage point decrease in merchandise margins and an increase of 1 percentage point in buying and occupancy costs due principally to occupancy costs for new stores and increased depreciation expense. The .3 percentage point decline in merchandise margins resulted primarily from clearance activities in craft classes that had previously been identified by management as noncomplementary to the new floral and home decor category.

Selling, General & Administrative Expense. Selling, general and administrative expense for fiscal 1999 was $137.7 million compared to $135.8 million in fiscal 1998. The increase of $1.9 million was principally due to store related training expense and other costs for new stores. As a percentage of net sales selling, general and administrative expenses increased by 1.7 percentage points to 28.2% in 1999 compared to 26.5% in 1998.

Operating Income (defined as "net sales less cost of sales including buying and occupancy costs, and selling, general and administrative expenses"). Operating income for fiscal 1999 was $12.5 million compared to $28.8 million in fiscal 1998. The decline in operating income was primarily the result of decreased sales levels and increased selling, general and administrative expenses, as explained above. Operating income, as a percentage of net sales, was 2.6% of net sales for 1999, a decrease of 3 percentage points from 5.6% for 1998.

Other Income. Other income for fiscal 1999 was $3.5 million compared with $2.9 million in fiscal 1998. The increase over 1998 was principally the result of a $2.1 million gain from the reversion of a noncontributory, defined benefit pension plan which covered former employees of several discontinued operations of Holdings. The reversion occurred in the 1999 second quarter and was originally included in the change in the net parent investment in the balance sheet. In the 1999 fourth quarter the gain was reclassified to other income. The 1999 increase was partially offset by a higher level of gains from sales of properties during 1998 and a lower level of interest income related to cash equivalents in 1999 of $.6 million compared to $1.1 million in 1998.

Interest and Debt Expense. Interest and debt expense was $22.8 million in fiscal 1999 compared with $21.8 million in fiscal 1998. The increase is the result of a higher level of outstanding borrowings under the credit facility during 1999.

Income (Loss) Before Extraordinary Item and Income Taxes. The loss before extraordinary items for 1999 was $9.3 million compared to income of $7.5 million for 1998. This decline of $16.8 million is directly related to the decline in operating income of $16.3 million as well as changes in other income as explained above.

Income Taxes. Due to the previously unrecognized tax benefits no income tax provision has been provided for in 1999 and 1998.

Extraordinary Item. In the 1998 first quarter the Company recorded an extraordinary charge of $5.1 million as a result of early extinguishment of debt and major modifications to existing credit lines. The early extinguishment of debt resulted in an extraordinary charge of $3.5 million representing the premium of $2.2 million and other costs associated with the retirement of the 11.5% Senior Notes and the 8% Convertible Notes. In addition, costs were incurred for early payment of a term loan and overall credit line refinancing.


FISCAL 1998 COMPARED TO FISCAL 1997

The discussion and analysis below compares fiscal 1998 with a combined fiscal 1997 that is comprised of the forty-eight weeks ended December 28, 1997 and the four weeks ended January 25, 1998. Management believes that the combined fiscal 1997 period represents a fair and comparable presentation versus fiscal 1998.

Net Sales. Sales were $512 million for the 1998 fiscal year compared to $530 million for the 1997 fiscal year, a decrease of 3.4%. Comparable store sales declined 1.5%, in line with the Company's strategy to phase out of non-core businesses such as pet food and selected craft categories. The core business including lawn and garden, home decor and Christmas trim-a-tree increased 3.5% on a comparable store basis for the 1998 fiscal year.

Cost of Sales Including Buying and Occupancy. Cost of sales including buying and occupancy expenses were $347.5 million in fiscal 1998 compared to $384.5 million in fiscal 1997. This reduction of $37 million amounted to a 9.6% decrease. Cost of sales, as a percentage of net sales, improved by 4.7 percentage points to 67.9% in 1998 compared to 72.6% in 1997. This improvement was due primarily to a 4.6 percentage point increase in merchandise margins and a decrease of 0.1 of a percentage point in buying and occupancy costs due principally to lower expenses in the distribution centers. The 4.6 percentage point improvement in merchandise margins was primarily the result of the Company's strategy to reduce deep discount promotional activities in 1998 compared to 1997 as the Company reduced its reliance on broad category markdowns.

Selling, General & Administrative Expense. Selling, general and administrative expense for fiscal 1998 was $135.8 million compared to $153.3 million in fiscal 1997. The decrease of $17.5 million was principally the result of the elimination of the Holdings corporate expenses of $4.5 million, lower store operating expenses and lower administrative expenses. In addition, fiscal 1997 included a store closing provision of $6.7 million and an impairment loss of $1.7 million. As a percentage of net sales, selling, general and administrative expenses decreased by 2.4% points to 26.5% in 1998 compared to 28.9% in 1997.

Operating Income (Loss) (defined as "net sales less cost of sales including buying and occupancy costs, and selling, general and administrative expenses"). Operating income for fiscal 1998 was $28.8 million compared to an operating loss of $7.9 million in fiscal 1997. The improvement in operating income was primarily the result of improved merchandise margins, lower distribution center costs and lower selling, general and administrative expenses. Operating income
(loss) as a percentage of net sales improved to 5.6% in 1998 compared with (1.5)% in 1997. The principal contributor to this improvement was the 4.6 percentage point gain in merchandise margins.

Other Income (Expense). Other income for fiscal 1998 was $2.9 million compared with expense of $1.7 million in fiscal 1997. The increase over 1997 was principally the result of the $4.6 million of costs in 1997 related to the acquisition.

Interest and Debt Expense. Interest and debt expense was $21.8 million in fiscal 1998 compared with $21.2 million in fiscal 1997.

Income (Loss) Before Extraordinary Item and Income Taxes. Income before extraordinary items for 1998 was $7.5 million compared to a loss of $31.4 million for 1997. This improvement of $38.9 million reflected improved operating income of $28.3 million as well as changes in other income (expense) as discussed above. In addition 1997 included a provision for store closings of $6.7 million and an impairment loss of $1.7 million described in Note 1 of the Notes to Financial Statements.

Income tax. Due to the previously unrecognized tax benefits no income tax provision has been provided for in 1998 and 1997.

Extraordinary Item. In the 1998 first quarter the Company recorded an extraordinary charge of $5.1 million as a result of early extinguishment of debt and major modifications to existing credit lines. The early extinguishment of debt resulted in an extraordinary charge of $3.5 million representing the premium of $2.2 million and other costs associated with the retirement of the 11.5% Senior Notes and the 8% Convertible Notes. In addition, costs were incurred for early payment of a term loan and overall credit line refinancing.


Liquidity and Capital Resources


Operating Activities. Net cash used in operating activities for fiscal 1999 was $15.1 million compared to $6.1 million for fiscal 1998. Lower earnings in 1999 were offset by the higher level of inventory increase in 1998 when the Company increased overall inventories to ensure adequate stock levels in all stores. The change in accounts payable is due to timing of payments and a lower level of purchases in the 1999 fourth quarter.

Investing Activities. Net cash used in investing activities for fiscal 1999 was $28.8 million compared to $11.9 million in fiscal 1998. Capital expenditures in 1999 were $29.7 million and included approximately $14.8 million for new stores, $12 million for store refurbishments and new fixtures and $2.3 million for new information technology systems. The net proceeds of $.9 million in 1999 were primarily from the sale of excess land.

Financing Activities. Net cash provided by financing activities for fiscal 1999 was $47.6 million compared to $7 million for fiscal 1998. The $47.6 million provided in 1999 was due primarily to a net increase in short-term borrowings under the Senior Secured Credit Facility of $42 million. In addition, Holdings completed the reversion of a noncontributory, defined benefit pension plan which covered former employees of several discontinued operations. The net surplus after the purchase of annuities reverted back to Holdings which in turn transferred the funds to the Company. The gross cash proceeds were $11.2 million which were used to fund a $2.8 million investment in the Company's 401(k) program for future company match contributions, payment of $1.7 million in excise taxes and $6.7 million used for general corporate purposes.

At January 30, 2000 the Company had a Senior Secured Credit Facility (the "credit facility") with various banks and financial institutions providing for total borrowings of up to $128.9 million. The Company had borrowings outstanding of $80.9 million and outstanding letters of credit of $4.6 million at January 30, 2000. The credit facility requires the Company to maintain certain financial ratios. At November 7, 1999 the Company did not comply with two of the covenants under the credit facility, the cash interest expense coverage ratio and the leverage ratio. The Company obtained an amendment and waiver dated December 20, 1999 which waived the noncompliance and amended the credit agreement through December 24, 2003 by revising the interest coverage and leverage ratios and adding a new financial coverage ratio of inventory to revolver usage and a limitation on capital expenditures for the fiscal year 2000. In addition the interest rate spread on outstanding borrowings was increased by 50 basis points. At January 30, 2000 the Company was in compliance with all of its covenants under the credit facility.

Total debt at January 30, 2000 was $233.4 million including borrowings under the credit facility, mortgages, capital leases, Subordinated Notes and the associated current portion of the aforementioned debt. Cash and cash equivalents were $8.9 million at the end of fiscal 1999.

The credit facility amendment described above limited the capital expenditures to $17.5 million for fiscal 2000. Cypress, the majority shareholder of Holdings, approved a capital contribution intended to fund the capital expenditure program for a new point-of-sale system (the "POS") and to provide $2.5 million for general corporate purposes. The Company received $15 million on April 27, 2000 and Cypress received 2,801,204 shares of Holdings common stock. As a result of the capital contribution by Cypress, the credit facility was amended on April 20, 2000 to raise the capital expenditure covenant from $17.5 million to $30 million to allow for the anticipated POS expenditure.

The Company's most significant cash requirements are for seasonal buildup of merchandise inventories and capital expenditures. In fiscal 2000 the Company anticipates spending $30 million for capital expenditures, including $9 million for the opening of seven new stores, $12.5 million for the implementation of the POS system and $8.5 million for general refurbishments and fixtures for existing stores.

Based upon the current level of operations and anticipated revenue growth and operating improvements, management believes that cash flow from operations, available cash, together with available borrowings under the credit facility and the capital contribution from Cypress in April 2000, will be adequate to meet the Company's ongoing liquidity needs.


Inflation

Inflation has been modest in recent years and has not had a significant effect on the Company. If merchandise costs were to increase because of inflation, management believes such increases could be recovered through higher selling prices, since virtually all retailers would be similarly affected.

Impact of Year 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 compliant. In late 1999, the Company completed its plans and testing of systems.

As a result of those planning and implementation efforts, the Company experienced no significant disruptions in its systems and the systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues that would result in additional expenditures.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company perceives its only market interest rate risk to be limited to borrowings under the credit facility. These borrowings are at variable interest rates and therefore related interest expense is sensitive to changes in the general level of U.S. interest rates and the LIBO Rate (London Interbank Offering Rate). The Company had borrowings outstanding under this credit facility of $80.9 million at January 30, 2000 with a weighted average interest rate of approximately 7.7% compared with $40.3 million at January 31, 1999 with a weighted average interest rate of approximately 7.5%. A significant portion of the Company's interest expense has been fixed through issuance of the Company's $115 million Senior Subordinated Notes due March 2008. The fixed interest rate on the Senior Subordinated Notes is 10 1/4%.





ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements

         The Company's financial statements and supplementary data are listed in
         Item 14 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

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

NAME                                        AGE                          POSITION
----                                        ---                       -----------------------------

     Joseph R. Baczko                       54                        Chairman of the Board of
                                                                      Directors and Chief Executive
                                                                      Officer

     Adam Szopinski                         54                        President, Chief Operating
                                                                      Officer and Director

     Larry T. Lakin                         60                        Vice Chairman, Chief Financial
                                                                      Officer, Treasurer and Director

     William C. Boyd                        70                        Executive Vice President

     David P. Spalding                      45                        Director

     James A. Stern                         49                        Director

     Bahram Shirazi                         36                        Director


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

         James A. Stern became a director in December 1997 and has been Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, Mr. Stern spent his entire career with Lehman Brothers Inc., most recently as head of the Merchant Banking Group. Mr. Stern is also a director of AMTROL Inc., Cinemark USA, Inc., Lear Corporation, WESCO International, Inc., and a trustee of Tufts University.

         Bahram Shirazi became a director in December 1997. Mr. Shirazi has been a managing director of Cypress since 1998. Prior to 1998 he was a principal of Cypress since its formation in April 1994. Prior to joining Cypress, he was a Vice President in the Merchant Banking Group at Lehman Brothers Inc from 1992 to 1994. Mr. Shirazi is also a director of Clubcorp, Inc. and Homeruns.com, Inc.


COMPENSATION OF DIRECTORS

         The Company currently pays no compensation to its non-employee directors, nor does it pay any additional remuneration to employees or executive officers of the Company for serving as directors.

ITEM 11.          EXECUTIVE COMPENSATION

         The following table sets forth information concerning the compensation for services rendered in all capacities to the Company for the fiscal years ended January 25, 1998 (fiscal year 1997), January 31, 1999 (fiscal year 1998) and January 30, 2000 (fiscal year 1999) for those persons who were at January 30, 2000, the Chief Executive Officer and the other three most highly compensated executive officers of the Company. The Chief Executive Officer and the three most highly compensated officers will be referred to collectively as the "Named Officers".

                           SUMMARY COMPENSATION TABLE



                                             Annual Compensation
                                           ----------------------------
                                                                     Other        All Other
                              Fiscal                                 Annual      Compensation
Name and Principal Position    Year    Salary($)  Bonus ($)(1)  Compensation(2)    ($)(4)
---------------------------   ------   ---------  ------------  ---------------  ------------
Joseph R. Baczko               1997    $  28,846   $     -0-     $       -0-       $   83
Chairman of the Board          1998    $ 500,000   $ 250,000     $    53,300       $  992
Chief Executive Officer        1999    $ 566,360   $     -0-     $   357,385 (3)   $6,632

Adam Szopinski                 1997    $  14,423   $     -0-     $       -0-       $   42
President                      1998    $ 250,000   $ 125,000     $    38,193       $  497
Chief Operating Officer        1999    $ 294,222   $     -0-     $    44,113       $9,232 (5)

Larry T. Lakin                 1997    $  14,423   $     -0-     $       -0-       $   59
Vice Chairman                  1998    $ 250,000   $ 125,000     $    38,402       $  702
Chief Financial Officer        1999    $ 294,222   $     -0-     $    46,973       $7,002

William C. Boyd                1997    $ 163,000   $     -0-     $       -0-       $   67
Executive Vice President       1998    $ 163,000   $  48,000     $       -0-       $   67
                               1999    $ 163,000   $     -0-     $       -0-       $   67

(1) Amounts earned under the Executive Officer Incentive Program of the Company for services rendered in the respective fiscal years.

(2)      Represents living expenses paid by the Company.

(3) Of this amount, $294,770 represents relocation paid to Mr. Baczko including the tax effect.

(4) Includes insurance premiums paid by the Company on behalf of the Named Officers for term and supplemental life insurance for 1997 and 1998. For 1999 also includes short-term disability and medical insurance.

(5) Includes the Company match of $5,000 under the Company's 401(k) plan on behalf of Mr. Szopinski.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         For the Company's 1999 fiscal year, Mr. Spalding, Mr. Stern and Mr. Shirazi were the members of the Company's Compensation
Committee.

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

             Committee Members:  David P. Spalding
                                 James A. Stern
                                 Bahram Shirazi

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         All of the outstanding capital stock of the Company is owned by Holdings. The authorized capital stock of Holdings consists of 100,000,000 shares of Holdings Common Stock and 1,000,000 shares of preferred stock, par value $1.00 per share. As of April 28, 2000, 33,801,204 shares of Holdings Common Stock and no shares of preferred stock were issued and outstanding on a fully diluted basis.

         The following table sets forth certain information as to the beneficial ownership of Holdings Common Stock as of April 28, 2000 by (i) owners of more than 5% of the outstanding shares of Holdings Common Stock, (ii) each executive officer and director of Holdings, and (iii) all executive officers and directors of Holdings, as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.


                                                Shares of Holdings Common Stock
                                              ---------------------------------
                                                 Amount             Percentage
                                              Beneficially              of
                                                 Owned                Class
                                              -------------         ----------
Beneficial Owners
-----------------

PRINCIPAL SHAREHOLDERS:

  Cypress Merchant Banking Partners L.P.(a)    31,959,182              94.6%
  Cypress Offshore Partners L.P. (a)(b)         1,655,275               4.9%

EXECUTIVE OFFICERS AND DIRECTORS:

  Joseph R. Baczko                                186,747                *
  Adam Szopinski                                      ---               ---
  Larry T. Lakin                                      ---               ---
  William C. Boyd                                     ---               ---
  David P. Spalding(b)                                ---               ---
  James A. Stern(b)                                   ---               ---
  Bahram Shirazi                                      ---               ---
All executive officers and directors as a group   186,747                *

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

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

A.       List of documents filed as part of this report:

1.       FINANCIAL STATEMENTS
         --------------------

                                                                                          Page No.
                                                                                          --------
         -        Report of Independent Auditors                                            F-1

         -        Report of Independent Accountants                                         F-2

         -        Balance Sheets - as of January 30, 2000                                   F-3
                  and January 31, 1999.

         -        Statements of Operations - for the                                        F-4
                  years ended January 30, 2000 and January
                  31, 1999 and for the four-week period and
                  forty-eight week period ended January 25, 1998 and December
                  28, 1997, respectively.

         -        Statements of Changes in                                                  F-5
                  Shareholder's Equity - for the years
                           ended January 30, 2000 and January 31, 1999, and for
                  the four-week period and forty-eight week period ended January
                  25, 1998 and December 28, 1997, respectively.

         -        Statements of Cash Flows - for                                            F-6
                  the years ended January 30, 2000 and
                  January 31, 1999 and for the four-week period and forty-eight week period ended January 25, 1998 and December 28, 1997,
                  respectively.

         -        Notes to Financial Statements                                         F-7 to F-18


2.       FINANCIAL STATEMENT SCHEDULES

                  Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         II       -        Valuation and qualifying accounts-     F-19 to F-21
                           years ended January 30, 2000, January
                           31, 1999 and January 25, 1998.

3.       EXHIBITS

         Exhibit No.             Description of Exhibit

         2.1 Agreement and Plan of Merger dated as of November 22, 1997, between FNC Holdings Inc. (formerly General Host Corporation) and Cyrus Acquisition Corp. (Incorporated by reference to the Company's Registration Statement (Form S-4), Registration No. 333-50815 ("the Form S-4"),
                  Exhibit 2.1.)

         3.1 Restated Articles of Incorporation of the Company (Incorporated by reference to the Form S-4, Exhibit 3.1.)

         3.2 Bylaws of the Company (Incorporated by reference to the Form S-4, Exhibit 3.2.)

         4.1 Indenture dated as of February 26, 1998 between the Company and Bankers Trust Company (Incorporated by reference to the Form S-4, Exhibit 4.1.)

         10.      Material Contracts

         10.1 Credit Agreement dated as of December 24, 1997 among the Company, Cyrus Acquisition Corp., General Host Corporation, the lenders party thereto, The Chase Manhattan Bank and Goldman Sachs Credit Partners LLP (Incorporated by reference to the Form S-4, Exhibit
                  10.1.)

         10.2 Amendment No. 2 and Waiver, dated as of December 20, 1999, to the Credit Agreement dated as of December 24, 1997, as amended by Amendment No. 1, dated as of April 15, 1998, among Frank's Nursery & Crafts, Inc., FNC Holdings Inc., the lenders party thereto, The Chase Manhattan Bank and Goldman Sachs Credit Partners L.P. (Incorporated by reference to the 1999 Form 10-Q filed December 22, 1999 Exhibit 10.2., File No. 1-5364)

         10.3 Amendment No. 3, dated as of April 20, 2000, to the Credit Agreement dated as of December 24, 1997, as amended by Amendment No. 2, dated as of December 25, 1999 and Amendement No. 1, dated as of April 15, 1998, among Frank's Nursery & Crafts, Inc., FNC Holdings Inc., the lenders party thereto, The Chase Manhattan Bank and Goldman Sachs Credit Partners L.P. (Filed herewith)

         10.4 Stock Purchase Agreement dated as of April 27, 2000, between FNC Holdings Inc., Cypress Merchant Banking Partners, L.P. and Cypress Gardens Ltd. (Filed herewith)

         27.1     Financial Data Schedules (Filed herewith)


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

                                            FRANK'S NURSERY & CRAFTS, INC.


         Date:  April 28, 2000              By   /s/Joseph R. Baczko
                                              ---------------------------
                                                    Joseph R. Baczko
                                                Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Date:  April 28, 2000                  /s/Joseph R. Baczko
                                           ------------------------------
                                                    Joseph R. Baczko
                                             Chairman of the Board of
                                             Directors and Chief Executive
                                                     Officer
                                             (Principal Executive Officer)



         Date:  April 28, 2000                  /s/Adam Szopinski
                                           ------------------------------
                                                   Adam Szopinski
                                                     President,
                                              Chief Operating Officer
                                                    and Director


         Date:  April 28, 2000                  /s/ Larry T. Lakin
                                           ------------------------------
                                                   Larry T. Lakin
                                                Vice Chairman, Chief
                                            Financial Officer, Treasurer
                                                    and Director
                                              (Principal Financial and
                                                Accounting Officer)


         Date:  April 28, 2000                 /s/ David P. Spalding
                                           ----------------------------
                                                 David P. Spalding
                                                     Director

         Date:  April 28, 2000                 /s/James A. Stern
                                           ----------------------------
                                                  James A. Stern
                                                     Director


         Date:  April 28, 2000                 /s/Bahram Shirazi
                                           ------------------------------
                                                  Bahram Shirazi
                                                     Director

                         Report of Independent Auditors




The Board of Directors and Shareholder
Frank's Nursery & Crafts, Inc.


We have audited the balance sheets of Frank's Nursery & Crafts, Inc. as of January 30, 2000 and January 31, 1999, and the related statements of operations, changes in shareholder's equity, and cash flows for the two years then ended (the fiscal 1999 and 1998 financial statements). Our audit also included the financial statement schedule listed in the Index at Item 14(A) for fiscal year 1999 and 1998. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frank's Nursery & Crafts, Inc. at January 30, 2000 and January 31, 1999, and the results of its operations and its cash flows for the two years then ended (the fiscal 1999 and 1998 financial statements), in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for fiscal 1999 and 1998, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP
Detroit, Michigan
March 15, 2000, except for Note 15,
as to which the date is April 27, 2000

                        Report of Independent Accountants




The Board of Directors and Shareholder of
Frank's Nursery & Crafts, Inc.


In our opinion, the statements of operations, of cash flows, and of changes in shareholder's equity, listed in the index appearing under Item 14(A)(1) and (2) on pages 24 and 25, present fairly, in all material respects, the results of operations and cash flows of Frank's Nursery & Crafts, Inc. (a wholly-owned subsidiary of FNC Holdings Inc., formerly "General Host Corporation") for the four-week period and the forty-eight-week period ended January 25, 1998 and December 28, 1997, respectively, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of Frank's Nursery & Crafts, Inc. for any period subsequent to January 25, 1998.


/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
March 13, 1998

                         FRANK'S NURSERY & CRAFTS, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                    JANUARY 30,  JANUARY 31,
                                                          2000         1999
                                                    ----------   ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $    8,855   $    5,156
  Marketable securities                                  2,522           --
  Notes receivable                                          --          569
  Accounts receivable                                    1,941        2,294
  Merchandise inventory                                100,823       97,931
  Prepaid expenses and other current assets              7,260        6,152
                                                    ----------   ----------
       Total current assets                            121,401      112,102
                                                    ----------   ----------

PROPERTY, PLANT AND EQUIPMENT, NET                     220,450      210,575
GOODWILL, LESS ACCUMULATED AMORTIZATION
  OF $5,013 AND $2,575                                  92,629       95,067
OTHER ASSETS AND DEFERRED CHARGES                       15,153       15,519
                                                    ----------   ----------
                                                    $  449,633   $  433,263
                                                    ==========   ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Accounts payable                                  $   14,998   $   33,782
  Accrued expenses                                      41,172       41,036
  Notes payable to banks                                62,000       20,000
  Current portion of long-term debt                      4,675        3,726
                                                    ----------   ----------
       Total current liabilities                       122,845       98,544
                                                    ----------   ----------
LONG-TERM DEBT:
  Senior debt                                           51,741       55,969
  Subordinated debt                                    115,000      115,000
                                                    ----------   ----------
       Total long-term debt                            166,741      170,969
                                                    ----------   ----------

OTHER LIABILITIES AND DEFERRED CREDITS                  12,221       12,687

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY:
  Common stock, $1.00 par value, 1,000
    shares authorized, 1,000 shares issued                   1            1
  Capital in excess of par value                       165,999      165,999
  Net parent investment                                  1,652       (4,407)
  Retained deficit                                     (19,826)     (10,530)
                                                    ----------   ----------
       Total shareholder's equity                      147,826      151,063
                                                    ----------   ----------
                                                    $  449,633   $  433,263
                                                    ==========   ==========

See accompanying notes.

                         FRANK'S NURSERY & CRAFTS, INC.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                            Post-       | Pre-
                                                            acquisition | acquisition
                                                            Period      | Period
                                                           (Successor-  |(Predessor-
                                                            basis)      | basis)
                                    Fiscal Year Ended       Four Weeks  | Forty-Eight
                                 -----------------------    Ended       | Weeks Ended
                                  JANUARY 30, January 31,   January 25, | December 28,
                                        2000        1999           1998 |        1997
                                 -----------  ----------    -----------   -----------
 NET SALES                        $  487,332   $ 512,101      $  14,814 | $  515,204
                                                                        |
 OPERATING COSTS AND EXPENSES:                                          |
   COST OF SALES, INCLUDING                                             |
     BUYING AND OCCUPANCY            337,212     347,477         17,532 |    367,008
   SELLING, GENERAL AND                                                 |
     ADMINISTRATIVE                  137,657     135,821          8,394 |    144,947
   AMORTIZATION OF GOODWILL            2,438       2,401            174 |        381
   OTHER (INCOME) EXPENSE             (3,506)     (2,929)            17 |      1,701
                                  ----------   ---------     ----------    ---------
     TOTAL  OPERATING COSTS AND                                         |
       EXPENSES                      473,801     482,770         26,117 |    514,037
                                  ----------   ---------     ----------    ---------
 INCOME (LOSS) FROM OPERATIONS        13,531      29,331        (11,303)|      1,167
 INTEREST AND DEBT EXPENSE            22,827      21,809          1,601 |     19,632
                                  ----------   ---------     ----------    ---------
 INCOME (LOSS) BEFORE INCOME                                            |
   TAXES AND EXTRAORDINARY ITEM       (9,296)      7,522        (12,904)|    (18,465)
 INCOME TAXES                             --          --             -- |         --
                                  ----------   ---------     ----------    ---------
 INCOME (LOSS) BEFORE                                                   |
   EXTRAORDINARY ITEM                 (9,296)      7,522        (12,904)|    (18,465)
 EXTRAORDINARY ITEM                       --      (5,148)            -- |         --
                                  ----------   ---------     ----------    ---------
 NET INCOME (LOSS)                $   (9,296)  $   2,374     $  (12,904)|  $ (18,465)
                                  ==========   =========     ==========    =========


See accompanying notes.

                         FRANK'S NURSERY & CRAFTS, INC.

                 STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
   FOR THE FISCAL YEARS ENDED JANUARY 30, 2000 AND JANUARY 31, 1999, AND FOR THE FOUR-WEEK PERIOD AND FORTY-EIGHT WEEK PERIOD ENDED JANUARY 25, 1998 AND
                        DECEMBER 28, 1997, RESPECTIVELY
                                 (IN THOUSANDS)




                                                   Capital in                                  Total
                                          Common    Excess of     Net Parent     Retained  Shareholder's
                                           Stock    Par Value     Investment      Deficit      Equity
                                        --------   ----------     ----------     --------  -------------
Balance at January 26, 1997             $      1      $48,391       $115,147     $(87,858)     $ 75,681
Net loss for the forty-eight week
  (pre-acquisition) period ended
  December 28, 1997                                                               (18,465)      (18,465)
Changes due to acquisition:
   Equity contribution                                166,000                                   166,000
   Purchase accounting adjustments                    (48,392)                    106,323        57,931
Decrease in net parent investment                                   (114,706)                  (114,706)
                                          ------     --------       --------     --------      --------
Balance at December 28, 1997                   1      165,999            441          -0-       166,441
--------------------------------------------------------------------------------------------------------
Net loss for the four week
  (post-acquisition) period ended
  January 25, 1998                                                                (12,904)      (12,904)
Decrease in net parent investment                                     (1,134)                    (1,134)
                                          ------     --------      ---------     --------      --------
Balance at January 25, 1998                    1      165,999           (693)     (12,904)      152,403
Net income                                                                          2,374         2,374
Decrease in net parent investment                                     (3,714)                    (3,714)
                                          ------     --------      ---------     --------      --------
Balance at January 31, 1999                    1      165,999         (4,407)     (10,530)      151,063
Net loss                                                                           (9,296)       (9,296)
Increase in net parent investment                                      6,059                      6,059
                                          ------     --------      ---------     --------      --------
Balance at January 30, 2000               $    1     $165,999      $   1,652     $(19,826)     $147,826
                                          ======     ========      =========     ========      ========


See accompanying notes.

                         FRANK'S NURSERY & CRAFTS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                         Post-       | Pre-
                                                                         acquisition | acquisition
                                                                         Period      | Period
                                                                        (Sucessor-   |(Predessor-
                                                                         basis)      | basis)
                                                   Fiscal Year Ended     Four Weeks  | Forty-Eight
                                                -----------------------  Ended       | Weeks Ended
                                                JANUARY 30, January 31,  January 25, | December 28,
                                                      2000        1999          1998 |       1997
                                                ----------  ----------   -----------   ----------
                                                                                     |
                                                                                     |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                |
  Net income (loss)                             $   (9,296) $    2,374    $  (12,904)| $  (18,465)
  Adjustments to reconcile net income (loss)                                         |
    to net cash provided by (used in)                                                |
    operating activities:                                                            |
      Depreciation                                  17,590      15,731         1,257 |     18,661
      Amortization                                   3,714       3,624           243 |      1,454
      Extraordinary item                                         5,148               |
      Provision for store closings and other costs   1,360                           |      6,677
      Impairment loss                                                                |      1,720
      Gain from pension plan reversion              (2,094)                          |
      Gains from sales of property, plant                                            |
        and equipment                                                                |     (2,981)
      Other                                           (954)     (2,589)       (1,343)|     (3,188)
                                                ----------   ---------     ---------    ---------
                                                    10,320      24,288       (12,747)|      3,878
  Changes in operating assets and liabilities:                                       |
    Marketable securities                           (2,877)                          |
    Notes receivable                                   483       1,026               |        (95)
    Accounts receivable                                227       1,177           129 |        337
    Merchandise inventory                           (2,892)    (17,444)       (2,892)|       (757)
    Prepaid expenses                                  (976)         55         1,473 |       (167)
    Accounts payable                               (18,784)      1,622       (10,981)|     13,963
    Accrued expenses                                  (634)    (16,830)      (11,040)|     (8,061)
                                                ----------   ---------      --------    ---------
  Net cash provided by (used in)                                                     |
    operating activities                           (15,133)     (6,106)      (36,058)|      9,098
                                                ----------   ---------      --------    ---------
                                                                                     |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                |
  Additions to property, plant and equipment       (29,695)    (15,823)           34 |    (12,472)
  Proceeds from sales of property,                                                   |
    plant and equipment                                910       3,972               |     12,597
                                                ----------   ---------     ---------    ---------
  Net cash provided by (used in)                                                     |
    investing activities                           (28,785)    (11,851)           34 |        125
                                                ----------   ---------     ---------    ---------
                                                                                     |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                |
  Issuance of long-term debt                                   115,000               |      1,625
  Deferred financing costs                                      (6,291)              |     (3,745)
  Decrease in net parent investment                 (2,326)       (214)       (1,134)|   (114,706)
  Payment of long-term debt and capital lease                                        |
    obligations                                     (3,279)   (111,482)          (98)|    (65,073)
  Equity contribution, net                                                           |    166,000
  Proceeds from pension plan reversion              11,222                           |
  Increase in notes payable to banks, net           42,000      10,000               |     47,500
  Other                                                                       13,945 |   (  4,939)
                                                ----------   ---------     ---------    ---------
  Net cash provided by                                                               |
    financing activities                            47,617       7,013        12,713 |     26,662
                                                ----------   ---------     ---------    ---------
Increase (decrease) in cash and cash equivalents     3,699     (10,944)      (23,311)|     35,885
Cash and cash equivalents at beginning of                                            |
  period                                             5,156      16,100        39,411 |      3,526
                                                ----------   ---------     ---------    ---------
Cash and cash equivalents at end of period      $    8,855   $   5,156     $  16,100 |  $  39,411
                                                ==========   =========     =========    =========


See accompanying notes.

NOTES TO FINANCIAL STATEMENTS (IN THOUSANDS)


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Frank's Nursery & Crafts, Inc. ("Frank's" or the "Company") is a wholly-owned subsidiary of FNC Holdings Inc. ("Holdings"). Holdings is principally owned by The Cypress Group LLC ("Cypress").

The Company operates a chain of specialty retail stores devoted to the sale of lawn and garden, Christmas and floral and home decor in the United States. As of January 30, 2000 the Company operated 257 retail stores located in 15 states primarily in the East and Midwest regions of the country.

FISCAL YEAR
The fiscal year is normally comprised of 52 or 53 weeks, ending on the last Sunday in January. The 1999 fiscal year reflects a 52- week period ended January 30, 2000. The 1998 fiscal year reflects a 53-week period ended January 31, 1999 and the 1997 fiscal year reflects a 52-week period ended January 25, 1998. Because of the acquisition (see Note 7), the accompanying financial statements for fiscal 1997 represent the financial position as of January 25, 1998, and the results of operations and cash flows of Frank's for the forty-eight week period prior to the acquisition and the four- week period subsequent to the acquisition. The post acquisition period has been presented on the purchase basis of accounting, and is therefore not comparable to the historical financial information presented for the forty-eight week pre-acquisition period. In addition, as a result of the cross guarantees on the debt, Holdings' debt and related issue costs and interest accruals have been included in the Frank's financial statements.

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

RECLASSIFICATIONS
Certain reclassifications have been made to prior year's financial statements to conform to the 1999 presentation.

REVENUE RECOGNITION
The Company recognizes revenue when the customer takes possession of the merchandise.

FAIR VALUE OF BALANCE SHEET FINANCIAL INSTRUMENTS
The carrying amounts reported in the balance sheets for cash and cash equivalents, marketable securities, notes receivable, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount and estimated fair value of long-term debt, including the current portion, was $171,416 and $103,566 at January 30, 2000, respectively.

CASH EQUIVALENTS
Cash equivalents consist of highly liquid investments, such as U.S. government securities and bank certificates of deposit having original maturities of three months or less, and are carried at cost plus accrued interest.

MARKETABLE SECURITIES
Marketable securities represent an investment in a guaranteed fund restricted for the funding of the Company's 401(k) match program (Note 12). The securities are classified as held-to-maturity in accordance with Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

MERCHANDISE INVENTORIES
Merchandise inventories are stated at the lower of cost or market, with cost being determined under the first-in, first-out method.

PRE-OPENING COSTS
Pre-opening costs are expensed as incurred.

ADVERTISING COSTS
Advertising costs are expensed when the advertising first takes place. Advertising expenditures were $22,300 for 1999, $23,847 for 1998, $24,006 for the forty-eight weeks ended December 28, 1997 and $753 for the four weeks ended January 25, 1998.

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

GOODWILL
Goodwill represents the costs in excess of the fair value of identifiable assets for acquired businesses. Goodwill is amortized over 40 years using the straight-line method.

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

LEASES
Leases that meet the accounting criteria for capital leases are recorded as property, plant and equipment, and the related capital lease obligations (the aggregate present value of minimum future lease payments, excluding executory costs such as taxes, maintenance and insurance) are included in debt. Depreciation and interest are charged to expense, and rent payments are treated as payments of long-term debt, accrued interest and executory costs. All other leases are accounted for as operating leases and rent payments are charged to expense as incurred.

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

NOTE 2: PROVISION FOR STORE CLOSINGS

During 1993, previous management of the Company approved a plan to exit twenty-six unprofitable Frank's stores primarily in the Nashville, South Florida and Orlando markets and to dispose of certain other properties. At that time a reserve was recorded for long-term lease termination agreements, brokers fees and legal costs, the expected losses on the sale of real estate and the write-off of leasehold improvements and equipment of the closed stores. All of the stores were closed by March 1994. The Company terminated nine leased locations in fiscal 1994 and an additional six locations in fiscal 1995 through 1997, the costs of which approximated the original reserve for these locations. As a result, no adjustments had been recorded to the store closing reserve during this period. The Company's policy is to record such amounts on an undiscounted basis. As of January 26, 1997 there were eleven remaining locations of which five were vacant and six were subleased. The Company actively pursued tenants for the vacant locations and based on its periodic evaluation of store closing costs, management was optimistic that such locations could be sublet or terminated with minimal additional loss. During 1997, three sub-tenants defaulted. As a result of these unanticipated defaults, management reassessed recovery rates on the remaining locations and determined that an additional loss provision of $6.7 million was required to reflect the estimated future minimum lease payments and legal fees as a result of the delay in exit strategy for those locations leased on a long-term basis. This $6.7 million adjustment to the reserve was recorded in the forty-eight week period ended December 28, 1997 as a component of selling, general and administrative expense.

As a result of the acquisition, new management revised the Company's exit strategy with respect to unprofitable stores by accelerating the timing for the disposal of those stores previously identified by former management, resulting in a $5.4 million additional store closing liability recorded under purchase accounting.

Reserve for store closings, included in accrued expenses and other liabilities are as follows:

                                     January 30,         January 31,
                                           2000                1999
                                     ----------          ----------
         Accrued expenses            $    2,502          $    2,547
         Other liabilities                6,205               6,565
                                     ----------          ----------
                                     $    8,707          $    9,112
                                     ==========          ==========

As of January 30, 2000 there were nine remaining locations of which four were vacant and five were subleased. During fiscal 1999 the Company sold one property which reduced the reserve for the loss on the sale of $.3 million and subleased two additional properties. In addition the Company incurred $1.5 million in expenditures related to net lease payments and legal costs and increased the reserve by $1.4 million which was included in selling, general and administrative expense for fiscal 1999. During fiscal 1998 the Company sold one property.



NOTE 3: INTERCOMPANY TRANSACTIONS AND ALLOCATIONS

The results of the Company include 100% of Holdings' costs incurred for certain corporate overhead, such as risk management, human resources, corporate law, corporate finance and accounting, treasury and public affairs. 100% of Holdings' costs incurred, aggregated $4,532 for the forty-eight weeks ended December 28, 1997 and $10 for the four weeks ended January 25, 1998. After fiscal 1997 there were no more intercompany allocations.




NOTE 4: OTHER INCOME (EXPENSE)


                            Fiscal Year Ended      Four Weeks | Forty-Eight
                          -----------------------       Ended | Weeks Ended
                           JANUARY 30, January 31, January 25,| December 28,
                                 2000        1999        1998 |        1997
                          ----------  ----------  -----------   -----------
Interest on cash                                              |
  equivalents and                                             |
  marketable securities     $    644   $   1,088              | $    1,035
Gain (loss) on the sale of                                    |
  property and the termination                                |
  or sale of leases              556       1,622   $     (29) |      1,445
Gain on reversion of pension                                  |
  plan                         2,094                          |
Holdings' costs associated                                    |
  with the tender offer                                       |     (4,594)
Other                            212         219          12  |        413
                            --------    --------   ---------    ----------
                            $  3,506    $  2,929   $     (17) | $   (1,701)
                            ========    ========   =========    ==========


The gain of $2,094 resulted from the reversion of a noncontributory, defined benefit pension plan which covered former employees of several discontinued operations of Holdings. The reversion occurred in the 1999 second quarter and was originally included in the net parent investment account on the balance sheet. In the 1999 fourth quarter the gain was reclassified to other income. If the gain had been recognized in other income in the 1999 second quarter, net income for the first half of 1999 would have increased from $9,108 to $11,202.

NOTE 5: INCOME TAXES

Differences between income taxes on income (loss) before extraordinary item and income taxes based on statutory federal income tax rates are as follows:





                                       Fiscal Year Ended       Four-Weeks | Forty-Eight
                                    -----------------------         Ended | Weeks Ended
                                    JANUARY 30, January 31,    January 25,| December 28,
                                       2000          1999         1998    |     1997
                                    ----------- -----------    ----------   -----------
Federal income taxes based on                                             |
  statutory rates                    $  (3,161)   $  2,557      $ (3,962) | $   (6,703)
Increases (decreases) in rates                                            |
  resulting from:                                                         |
    Limitation (utilization)                                              |
      of tax loss carryforwards          2,306      (3,400)        3,946  |      6,508
    Amortization of intangibles                                           |
      and other acquisition costs          829         817            15  |        183
    Other                                   26          26             1  |         12
                                     ---------    --------      --------    ----------
                                     $    ---     $    ---      $    ---  | $      ---
                                     =========    ========      ========    ==========






         Deferred tax assets and liabilities are composed of the following:



                                            JANUARY 30,    January 31,
                                                  2000           1999
                                            ----------     ----------
DEFERRED TAX ASSETS:
Inventory                                    $     627     $    1,478
Accrued expenses                                 1,668          2,081
Other                                            6,235          3,419
Store closing reserve                            2,960          2,212
Credit carryforwards                             1,327             --
NOL carryforward                                25,944         22,300
                                             ---------      ---------
Total deferred tax assets                       38,761         31,490
                                             ---------      ---------

DEFERRED TAX LIABILITIES:
Property, plant & equipment                    (13,811)       (14,913)
                                             ---------      ---------
Total deferred tax liabilities                 (13,811)       (14,913)
                                             ---------      ---------

Net deferred tax assets                         24,950         16,577
Valuation allowance                            (24,950)       (16,577)
                                             ---------      ---------
                                             $      --      $     --
                                             =========      =========


Due to the Company's historical operating results, a valuation allowance for the net deferred tax asset balance is recorded at January 30, 2000 and January 31, 1999.

As discussed in Note 1, Frank's files a consolidated tax return with Holdings. At January 30, 2000 the federal tax NOL carryforwards, for Holdings, on a consolidated basis, approximated $101,000.

As of January 30, 2000 the federal tax NOL carryforwards attributable to Frank's on a separate return basis approximated $76,000. As a result of the valuation allowance these NOL carryforwards have not been benefitted. The net operating loss will expire as follows: in January 2009 - $30,000, January 2010 - $2,000, January 2011 - $4,000, January 2012 - $8,000, January 2013 - $29,000 and January
2020 - $3,000.


Holdings underwent an ownership change on December 24, 1997. Net operating losses incurred prior to the ownership change will be subject to usage limitations imposed by Internal Revenue Code Section 382. Of Holdings total net operating loss carryforward of $101,000, approximately $16,000 are not subject to these limitations. Approximately $7,200 of the NOL subject to limitations may be utilized each tax year.





NOTE 6: PROPERTY, PLANT AND EQUIPMENT



                                    JANUARY 30,  January 31,
                                           2000         1999
                                    -----------  -----------
Land                                   $ 69,432     $ 69,016
Buildings:
  Owned                                 158,964      156,713
  Capital leases (Note 11)               16,063       16,063
Equipment                                95,518       98,623
Leasehold improvements                   54,877       47,751
Construction in progress                 10,686        1,710
                                       --------     --------
                                        405,540      389,876

Less accumulated depreciation,
  including capital lease amounts
  of $11,827 and $11,074                185,090      179,301
                                       --------     --------
                                       $220,450     $210,575
                                       ========     ========

NOTE 7: ACQUISITION

On December 24, 1997 Holdings was acquired through an equity tender offer and the purchase of treasury shares from Holdings, and Holdings redeemed a majority in principal amount of Holdings' outstanding Senior Notes pursuant to a separate debt tender offer. In addition, Holdings and Frank's entered in to a Senior Credit Facility (See Note 9). The total cash equity investment by the investors was $166 million. The proceeds of the initial draw under the Senior Credit Facility, together with the equity investment of $166 million by the investors, were used, among other things, to fund the equity and debt tender offers, to pay merger consideration, to refinance certain indebtedness of Frank's and to pay fees and expenses related to the transactions described above. The transactions were accounted for in accordance with the purchase method of accounting. As a result of the transactions, $97,642 of goodwill was recorded. Pursuant to an agreement between Holding and Cypress Advisors, Inc., an affiliate of Cypress (the majority shareholder of Holdings), Holdings paid Cypress Advisors, Inc. $4.5 million in fees for providing services relating to the consummation of the transactions described above. Fees paid to Cypress Advisors, Inc. have been included in the purchase price or debt acquisition costs as appropriate.





NOTE 8: ACCRUED EXPENSES



                                     JANUARY 30,  January 31,
                                            2000         1999
                                     -----------  -----------
Taxes, other than income taxes       $     5,921  $     6,259
Payroll and other compensation             4,817        7,041
Insurance                                  2,418        3,989
Interest                                   5,552        5,396
Other                                     22,464       18,351
                                     -----------   ----------
                                     $    41,172   $   41,036
                                     ===========   ==========

NOTE 9: LONG-TERM DEBT


                                    JANUARY 30,  January 31,
                                           2000         1999
                                    -----------  -----------
SENIOR DEBT:
  Mortgage notes due on varying
    dates from February 1, 2001
    to September 1, 2007               $ 27,973       28,845
  Notes payable to banks                 18,939       20,281
  Capital leases (Note 11)                9,504       10,569
                                       --------     --------
                                         56,416       59,695
  Less current portion                    4,675        3,726
                                       --------     --------
                                         51,741       55,969
                                       --------     --------
SUBORDINATED DEBT:
  10 1/4% Senior Subordinated Notes
    due March 1, 2008                   115,000      115,000
                                       --------     --------
  Total long-term debt                 $166,741     $170,969
                                       ========     ========


The mortgage notes have interest rates varying from 7.8% to 9.625%, and the notes mature with balloon payments on varying dates from February 1, 2001 to September 1, 2007. The mortgage notes are secured by retail properties owned by the Company.

At January 30, 2000 the Company has a Senior Secured Credit facility (the "credit facility") with various banks and financial institutions which provides for (i) a term loan facility of up to $20.3 million (the "Term Loan Facility") and (ii) a revolving credit facility of up to $110 million (the "Revolving Credit Facility") in revolving credit loans and letters of credit. Term loans mature seven years after the closing date of the facility - December 24, 1997, in equal quarterly installments beginning in fiscal 1999 in an aggregate amount equal to 8.8% of the aggregate Term Loan Facility amount and increasing at each anniversary to 10.6%, 12.9%, 14.7%, 20.6% and 32.4% for fiscal years 2000, 2001,
2002, 2003, and 2004, respectively. Revolving credit loans mature in December, 2003. In addition, the Company must repay all borrowings under the Revolving Credit Facility for a period of at least 30 consecutive days in each fiscal year. The Company had borrowings outstanding of $18.9 million under the Term Loan Facility of which $2.6 million is current and $62 million under the Revolving Credit Facility at January 30, 2000. In addition the Company had outstanding letters of credit of $4.6 million.

Term loans provided pursuant to the Term Loan Facility bear interest, at the Company's election, at an annual rate equal to the Adjusted LIBO Rate (London Interbank Offering Rate) plus 3% or Alternative Base Rate (as defined therein) plus 2%, provided that such margins may be reduced if the Company meets certain senior leverage ratio tests. Revolving credit loans obtained pursuant to the Revolving Credit Facility bear interest, at the Company's election, at an annual rate equal to the Adjusted LIBO Rate plus 2.75% or Alternative Base Rate plus 1.75%, provided that such margins may be reduced if the Company meets certain senior leverage ratio tests. The Alternative Base Rate is the highest of the bank's Prime Rate, the Federal Funds Effective Rate plus 0.50% and the base CD Rate plus 1.00%. In addition, there is a commitment fee equal to 0.50% per annum on the total undrawn portion of the Term Loan Facility and the Revolving Credit Facility.

Among other obligations, the facility requires the Company to satisfy certain tests and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum leverage ratio. In addition, the facility restricts, among other things, the Company's ability to incur additional indebtedness and to make acquisitions, investments and capital expenditures beyond a certain level. At November 7, 1999 the Company obtained a waiver for the interest coverage ratio and the leverage ratio and an amendment which revised the interest coverage and leverage ratios and added a new covenant for inventory to revolver usage and limited the fiscal year 2000 capital expenditures to $17.5 million. The amendment also increased interest rate spreads as reflected above.

The Company was in compliance with all of the bank agreement covenants and other restrictions under all other debt agreements at January 30, 2000.

In March 1998 the Company issued $115 million of 10 1/4% Senior Subordinated Notes due March 21, 2008 (the "Offering") and utilized approximately $110.7 million to pay down $17.2 million of indebtedness under the Term Loan Facility and to repay the remaining outstanding 11 1/2% Senior Notes of $25.2 million and the $65 million of 8% Convertible Subordinated Notes. This resulted in an extraordinary charge of $5,418 which included premium of $2,208, debt issue costs of $1,317 and $1,623 incurred for early payment of the Term Loan Facility and overall credit line refinancing.

Aggregate maturities of long-term debt for the five years subsequent to 1999, excluding capital lease obligations (Note 11), are $3,089 in 2000, $7,293 in 2001, $3,814 in 2002, $5,082 in 2003 and $7,551 in 2004.

NOTE 10: NET PARENT INVESTMENT

As a result of the acquisition (Note 7), Frank's became responsible for certain liabilities of discontinued operations for businesses that Holdings had sold in prior years. These liabilities are included in the net parent investment account. The remaining liability was $1,585 at January 30, 2000.





NOTE 11: LEASES

The Company's capital leases are principally for retail store locations, for periods ranging up to 25 years. The Company's operating leases are principally for retail store locations.

Annual minimum lease payments under all capital and operating leases with lease terms longer than one year at January 30, 2000, are as follows:


 -----------------------------------------------------------------
                                            Capital    Operating
                                             Leases       Leases
 -----------------------------------------------------------------
                   2000                   $  2,259     $ 19,726
                   2001                      2,252       19,675
                   2002                      2,123       17,724
                   2003                      1,976       16,786
                   2004                      1,809       15,951
             Thereafter                      4,362       78,795
                                          --------     --------

     Total minimum lease obligations        14,781     $168,657
                                                       ========
     Amount representing future interest    (5,277)
                                          --------
     Present value of net minimum lease
      obligations                         $  9,504
                                          ========
     Future sublease rental income                     $  3,922
                                                       ========



Rent expense was $22,399 in 1999, $22,684 in 1998, $20,876 for the forty-eight weeks ended December 28, 1997 and $1,343 for the four weeks ended January 25, 1998. Rent expense includes additional rentals based on retail store sales (in excess of the minimums specified in leases) of $322 in 1999, $446 in 1998, $707 for the forty-eight weeks ended December 28, 1997, and $(186) for the four weeks ended January 25, 1998 and is reduced by sublease rental income of $547, in 1999, $679 in 1998 and $603 in 1997.

NOTE 12: 401(K) PLAN

The Company provides a 401(k) Plan permitting employees to invest from 1% to 15% of their salary in outside mutual funds. The plan provides an employer match of 50% of the employee contribution. The Company's contribution is limited to 3% of salary and became effective November 1998.





NOTE 13: LITIGATION AND OTHER CONTINGENCIES

In the normal course of business the Company is subject to various claims. In the opinion of management, any ultimate liability arising from or related to these claims should not have a material adverse effect on future results of operations or the consolidated financial position of the Company.



NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

Interest payments were $20,436 in 1999, $18,841 for 1998, $21,523 for the forty-eight weeks ended December 28, 1997 and $301 for the four weeks ended January 25, 1998. Income tax payments were $47,000 for the forty-eight weeks ended December 28, 1997.


NOTE 15: SUBSEQUENT EVENT

Cypress contributed $15 million on April 27, 2000 and received 2,801,204 shares of Holdings common stock. The capital contribution is intended for the funding of the Company's new store point-of-sale system for $12.5 million and $2.5 million for general corporate purposes. As a result of the capital contribution by Cypress, the credit facility was amended on April 20, 2000 to raise the capital expenditure covenant from $17.5 million to $30 million (Note 9).

                                                                     Schedule II




                         FRANK'S NURSERY & CRAFTS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                       FISCAL YEAR ENDED JANUARY 30, 2000
                                 (In thousands)


                                                                Additions
                                                        ---------------------------
                                            Balance,       Charged      Charged                   Balance,
                                           Beginning       to Costs     to Other                    End
                                            of Year      and Expenses   Accounts   Deductions     of Year
                                           ---------    -------------   --------   ----------    ----------
Inventory valuation reserve:               $  2,855                                  $ 1,299 (1)    $  1,556

Provision for store closing reserve:
  Current                                     2,547                     $ 1,720(3)     1,765 (2)       2,502
  Noncurrent                                  6,565         $1,360                     1,720 (4)       6,205



 (1)     Represents reduction against cost of goods sold.
 (2)     Represents payments of liabilities and loss on sale of property.
 (3)     Reclassification from noncurrent portion of reserve.
 (4)     Reclassification to current portion of reserve.

                                                                     Schedule II




                         FRANK'S NURSERY & CRAFTS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                       FISCAL YEAR ENDED JANUARY 31, 1999
                                 (In thousands)





                                                                Additions
                                                         -----------------------
                                            Balance,       Charged      Charged                   Balance,
                                           Beginning       to Costs     to Other                    End
                                            of Year      and Expenses   Accounts   Deductions      of Year
                                           ----------    ------------  ---------   ----------     --------
Inventory valuation reserve:               $  4,171                     $   269 (1)  $ 1,585 (2) $  2,855

Provision for store closing reserve:
  Current                                     1,044                       4,000 (5)  $ 2,497 (3)    2,547
  Noncurrent                                 10,565                                    4,000 (4)    6,565



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

                                                                     Schedule II




                         FRANK'S NURSERY & CRAFTS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                       FISCAL YEAR ENDED JANUARY 25, 1998
                                 (In thousands)


                                                                Additions
                                                         ------------------------
                                            Balance,       Charged      Charged                   Balance,
                                           Beginning       to Costs     to Other                    End
                                            of Year      and Expenses   Accounts   Deductions     of Year
                                           ---------     ------------   ---------  ----------     --------
Inventory valuation reserve:               $    -0-                     $ 4,171 (1)               $  4,171

Provision for store closing reserve:
  Current                                     1,132        $ 1,500        1,000 (4)   $ 2,588 (2)    1,044
  Noncurrent                                  1,000          5,177        5,388 (1)     1,000 (3)   10,565



 (1)     Additions to Goodwill resulting from the Acquisition.
 (2)     Represents payments of liabilities.
 (3)     Reclassification to current portion of reserve.
 (4)     Reclassification from noncurrent portion of reserve.

                                 Exhibit Index
                                 -------------


Exhibit No.     Description
----------      -----------

10.3           Amendment No. 3, dated as of April 20, 2000, to the Credit Agreement dated as of December 24, 1997, as amended by Amendment No. 2, dated as of December
               25, 1999 and Amendment No. 1, dated as of April 15, 1998, among Frank's Nursery
               & Crafts, Inc., FNC Holdings Inc., the lenders party thereto, The Chase
               Manhattan Bank and Goldman Sachs Credit Partners L.P.

10.4           Stock Purchase Agreement dated as of April 27, 2000, between FNC Holdings Inc.,
               Cypress Merchant Banking Partners, L.P. and Cypress Gardens Ltd.

27.1           Financial Data Schedules