Form 10-Q
period 2000-05-21
FRANKS NURSERY & CRAFTS INC
filed 2000-07-05
CIK 38792

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

(MARK ONE)
                                   FORM 10-Q

 X
--- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended      May 21, 2000
                                           ----------------
                                       OR



---      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                to
                                         -------------     -------------

                          Commission file number    1-5364
                                                 ------------

                         FRANK'S NURSERY & CRAFTS, INC.
          ------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           MICHIGAN                                            38-1561374
--------------------------------                         -----------------------
(State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                        Identification Number)


                 1175 West Long Lake Road, Troy, Michigan 48098
                 ----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                  Registrant's Telephone Number:  (248) 712-7000
                                                ------------------

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
Yes              No
    -------        -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $1.00 par value, 1,000 shares outstanding as of July 5, 2000 held by FNC Holdings Inc. There is no public trading market for the outstanding shares.

                         FRANK'S NURSERY & CRAFTS, INC.

                         PART I - FINANCIAL INFORMATION




ITEM 1.           FINANCIAL STATEMENTS



                         FRANK'S NURSERY & CRAFTS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)



                                                     Sixteen Weeks Ended
                                                   -----------------------
                                                     MAY 21,      May 23,
                                                       2000        1999
                                                   -----------  ----------


NET SALES                                           $ 166,956    $ 186,342

OPERATING COSTS AND EXPENSES:
  Cost of sales, including buying and occupancy       111,341      119,806
  Selling, general and administrative                  44,970       44,611
  Amortization of goodwill                                750          750
  Other (income) expense                                   11         (224)
                                                    ---------    ---------
    Total operating costs and expenses                157,072      164,943
                                                    ---------    ---------

INCOME FROM OPERATIONS                                  9,884       21,399
INTEREST AND DEBT EXPENSE                               7,499        6,825
                                                    ---------    ---------
INCOME BEFORE INCOME TAXES                              2,385       14,574
INCOME TAX BENEFIT                                       (949)           -
                                                    ---------    ---------
NET INCOME                                          $   3,334    $  14,574
                                                    =========    =========


                         FRANK'S NURSERY & CRAFTS, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)



                                                   MAY 21,     May 23,    January 30,
                                                     2000        1999         2000
                                                  ---------   ---------   -----------
                                                 (UNAUDITED) (Unaudited)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                       $  20,700   $  39,410    $   8,855
  Marketable securities                               2,305           -        2,522
  Notes receivable                                    1,500           -            -
  Accounts receivable                                   999       2,003        1,941
  Merchandise inventory                             119,899     140,975      100,823
  Prepaid expenses and other
    current assets                                    4,945       5,150        7,260
                                                  ---------   ---------    ---------
        Total current assets                        150,348     187,538      121,401
                                                  ---------   ---------    ---------

PROPERTY, PLANT AND EQUIPMENT,NET                   220,899     208,933      220,450
GOODWILL, LESS ACCUMULATED
  AMORTIZATION OF $5,763,
    $3,525 AND $5,013                                91,879      94,317       92,629
OTHER ASSETS AND DEFERRED CHARGES                    14,660      15,256       15,153
                                                  ---------   ---------    ---------
                                                  $ 477,786   $ 506,044    $ 449,633
                                                  =========   =========    =========

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Accounts payable                                $  82,598   $ 109,437    $  14,998
  Accrued expenses                                   46,464      44,193       41,172
  Notes payable to banks                                  -           -       62,000
  Current portion of long-term debt                   8,741       4,308        4,675
                                                  ---------   ---------    ---------
        Total current liabilities                   137,803     157,938      122,845
                                                  ---------   ---------    ---------
LONG-TERM DEBT:
  Senior debt                                        46,632      54,847       51,741
  Subordinated debt                                 115,000     115,000      115,000
                                                  ---------   ---------    ---------
        Total long-term debt                        161,632     169,847      166,741
                                                  ---------   ---------    ---------

OTHER LIABILITIES AND DEFERRED CREDITS               12,207      12,685       12,221


SHAREHOLDER'S EQUITY:
  Common stock $1.00 par value,
    1,000 shares authorized,
    1,000 shares issued                                   1           1            1
  Capital in excess of par value                    165,999     165,999      165,999
  Net parent investment                              16,636      (4,470)       1,652
  Retained earnings (deficit)                       (16,492)      4,044      (19,826)
                                                  ---------   ---------    ---------
        Total shareholder's equity                  166,144     165,574      147,826
                                                  ---------   ---------    ---------
                                                  $ 477,786   $ 506,044    $ 449,633
                                                  =========   =========    =========

                         FRANK'S NURSERY & CRAFTS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                     Sixteen Weeks Ended
                                                   -----------------------
                                                     MAY 21,      May 23,
                                                       2000        1999
                                                   -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $   3,334    $  14,574
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                      5,565        5,150
      Amortization                                      1,169        1,138
      Other                                                61         (127)
                                                    ---------    ---------
                                                       10,129       20,735

  Changes in operating assets and liabilities:
    Marketable securities                                 (41)           -
    Notes receivable                                   (1,500)           -
    Accounts receivable                                   942          860
    Inventory                                         (19,076)     (43,044)
    Prepaid expenses                                    2,315        1,002
    Accounts payable                                   67,600       75,655
    Accrued expenses                                    5,549        4,477
                                                    ---------    ---------
  Net cash provided by operating activities            65,918       59,685
                                                    ---------    ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property, plant and equipment           (6,014)      (4,828)
                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in net parent investment         14,984          (63)
  Decrease in notes payable to banks                  (62,000)     (20,000)
  Payment of long-term debt and capital lease
    obligations                                        (1,043)        (540)
                                                    ---------    ---------
  Net cash used in financing activities               (48,059)     (20,603)
                                                    ---------    ---------
Increase in cash and cash equivalents                  11,845       34,254
Cash and cash equivalents at beginning of period        8,855        5,156
                                                    ---------    ---------
Cash and cash equivalents at end of period          $  20,700    $  39,410
                                                    =========    =========

                  NOTES TO FINANCIAL STATEMENTS (IN THOUSANDS)


NOTE 1:           BASIS OF PRESENTATION

                  In the opinion of the Company, the financial statements reflect all adjustments necessary for a fair statement of the results for the interim periods presented herein. In the opinion of management such adjustments consisted of normal recurring items. Financial results of the interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's report on Form 10-K for the fiscal year ended January 30, 2000 dated April 28, 2000.


NOTE 2:           DEBT

                  At May 21, 2000 the Company had a credit facility with various banks and financial institutions providing for total borrowings of up to $128.5 million. The Company had borrowings outstanding under the credit facility of $18.5 million and outstanding letters of credit of $2.2 million at May 21, 2000. The credit facility requires the Company to maintain certain financial ratios. The Company was not in compliance with two of its covenants under the credit facility, the cash interest expense coverage ratio and the leverage ratio. The Company obtained an amendment dated June 29, 2000 that revised the interest coverage and leverage ratios for May 21, 2000 through May 19, 2002 and increased the interest rate by 50 basis points. In addition the amendment establishes a borrowing base tied to inventory and company-owned real estate properties which will determine the borrowing availability under the credit facility at any given time. Also capital expenditures will be limited to $27 million in fiscal 2000 and $5 million in fiscal 2001 and 2002.

NOTE 3:           NET PARENT INVESTMENT

                  On April 27, 2000 Cypress contributed $15 million and received 2,801,204 shares of FNC Holdings Inc. ("Holdings") common stock. The capital contribution is intended for the funding of the Company's new point-of-sale system for $12.5 million and $2.5 million for general corporate purposes. As a result of the capital contribution, the net parent investment increased by $15 million due to the cash transfer from Holdings to the Company.

NOTE 4:INCOME TAXES

                  Income taxes for the 2000 first quarter represent a benefit resulting from the realization of certain net operating losses for which a full valuation allowance had been previously established. The Company reduced their valuation allowance by $.9 million based upon regulatory approval for certain tax matters and immediately realized the related deferred tax asset when the tax refund was received. As of May 21, 2000, the Company's remaining net deferred tax asset position is fully offset with a valuation allowance, due to the Company's historical operating results.

                  Due to previously unrecognized tax benefits, no income tax provision has been provided for the first quarters of 2000 and 1999.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of operations

Net Sales

         NET SALES were $167 million for the sixteen week 2000 first quarter which ended May 21, 2000 compared with $186.3 million for the sixteen week 1999 first quarter which ended on May 23, 1999. Total net sales decreased 10.4% and comparable store sales decreased 12% for the 2000 first quarter. Comparative net sales were negatively impacted by unfavorable weather patterns in virtually all markets where the Company operates with the northeast and midwest especially adversely affected.

Earnings

         COST OF SALES, INCLUDING BUYING AND OCCUPANCY EXPENSES, were $111.3 million in the 2000 first quarter compared to $119.8 million in the 1999 first quarter. Cost of sales, as a percentage of net sales, increased to 66.7% in the 2000 first quarter compared to 64.3% in the 1999 first quarter, an increase of
2.4 percentage points. Merchandise margins declined by .4 of a percentage point primarily due to increased promotional activity in the craft categories being phased out. Buying and occupancy costs increased by approximately 5% due principally to occupancy costs in the 2000 first quarter for the new stores opened subsequent to the 1999 first quarter. This cost increase and the 10.4% sales decrease results in a 2 percentage point increase in buying and occupancy costs as a percentage of sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES in the 2000 first quarter were $45 million compared to $44.6 million in the 1999 first quarter. This increase of approximately $.4 million or 1% is net of a $1 million increase in payroll and other store expenses for new stores opened subsequent to the 1999 first quarter. As a percentage of net sales, selling general and administrative expenses increased 3 percentage points to 26.9% in the 2000 first quarter compared to 23.9% in the 1999 quarter.

         OPERATING INCOME (DEFINED AS "NET SALES LESS COST OF SALES, INCLUDING BUYING AND OCCUPANCY COSTS, AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES") for the 2000 first quarter was $10.6 million, a decrease of $11.3 million or 51.6%, compared to $21.9 million for the 1999 first quarter. The decline in operating income was primarily the result of decreased sales levels. Operating income, as a percentage of net sales, declined to 6.3% of net sales for the 2000 first quarter, a decrease of 5.5 percentage points over the 11.8% for the 1999 quarter.
                                       -7-

         OTHER (INCOME) EXPENSE was $11,000 for the 2000 first quarter compared with $(224,000) for the 1999 first quarter.

         INTEREST AND DEBT EXPENSE was $7.5 million for the 2000 first quarter compared with $6.8 million for the 1999 first quarter due to a higher level of outstanding borrowings and higher interest rates under the credit facility during the 2000 first quarter.

         INCOME TAXES for the 2000 first quarter represent a benefit resulting from the realization of certain net operating losses for which a full valuation allowance had been previously established. The Company reduced their valuation allowance by $.9 million based upon regulatory approval for certain tax matters and immediately realized the related deferred tax asset when the tax refund was received. As of May 21, 2000, the Company's remaining net deferred tax asset position is fully offset with a valuation allowance, due to the Company's historical operating results. Due to previously unrecognized tax benefits, no income tax provision has been provided for in the first quarters of 2000 and 1999.


 LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES. Net cash provided by operations in the 2000 first quarter was $65.9 million compared to $59.7 million in the 1999 first quarter. The lower level of earnings for the 2000 first quarter was more than offset by the $21 million reduction in inventory levels as compared to the 1999 first quarter. The reduction in inventory occurred in two principal sectors. First, the lawn and garden hardline inventory, including fertilizers, tools and planters, was significantly reduced to bring the inventory levels in line with requirements. Second, the Company's strategy to phase out of certain product classes, especially general and juvenile crafts, reduced the inventory of these items.

         INVESTING ACTIVITIES. Net cash used in investing activities in the 1999 first quarter was $6 million for capital expenditures, of which $3.6 million was for the three new stores opened in the first quarter and $1.7 million for the new point-of-sale system that is expected to be implemented in 2000.

         FINANCING ACTIVITIES. Net cash used in financing activities in the 2000 first quarter was $48.1 million which related primarily to the pay-down of bank debt of $62 million.

         On April 27, 2000 Cypress contributed $15 million and received 2,801,204 shares of FNC Holdings Inc. ("Holdings") common stock. The capital contribution is intended for the funding of the Company's new point-of-sale system for $12.5 million and $2.5 million for general corporate purposes. As a result of the capital contribution the Company's net parent investment increased by $15 million due to the cash transfer from Holdings to the Company.

         At May 21, 2000 the Company had a Senior Secured Credit Facility (the "credit facility") with various banks and financial institutions which provides for (i) a term loan facility (the "Term Loan Facility) of up to $18.5 million and (ii) a revolving credit facility of up to $110 million (the "Revolving Facility") in revolving credit loans and letters of credit. The Company had borrowings outstanding under the Term Loan facility of $18.5 million and outstanding letters of credit of $2.2 million under the Revolving Facility at May 21, 2000. The credit facility requires the Company to maintain certain financial ratios. The Company was not in compliance with two of its covenants under the credit facility, the cash interest expense coverage ratio and the leverage ratio. The Company obtained an amendment dated June 29, 2000 that revised the interest coverage and leverage ratios for May 21, 2000 through May 19, 2002 and increased the interest rate by 50 basis points. In addition the amendment establishes a borrowing base tied to inventory and company-owned real estate properties which will determine the borrowing availability under the credit facility at any given time. Also capital expenditures will be limited to $27 million in fiscal 2000 and $5 million in fiscal 2001 and 2002. Total long-term debt (including the current portion of long-term debt) at May 21, 2000 was $170.4 million including borrowings under the credit facility, mortgages, capital leases and subordinated notes. Cash and cash equivalents were $20.7 million at the end of the 2000 first quarter.

         The Company has $115 million of subordinated notes outstanding. The Company and/or its affiliates may from time to time acquire subordinated notes on the open market or in private transactions.

         The Company believes its cash flow from operations, cash on hand and utilization of available borrowings under its credit facility will be adequate to meet the Company's ongoing liquidity needs. Management anticipates that total capital expenditures for fiscal 2000 will be approximately $27 million for new stores, general refurbishments and fixtures for existing stores and the implementation of a new point-of-sale system. The Company anticipates opening seven new stores in fiscal 2000, of which three stores were opened in the 2000 first quarter. Four of the seven new stores expected to open in fiscal 2000 will be in a new market-the Tidewater area of Virginia. The remaining new stores will be in existing markets.


ITEM 2A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

         There have been no significant changes that would require disclosure since January 30, 2000.

                          Part II - OTHER INFORMATION


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           (10.5) Amendment No, 4 dated as of June 29, 2000 to the Credit Agreement dated as of December 24, 1997, as amended by Amendment No. 3, dated as of April 20, 2000, Amendment No. 2, dated as of December 25, 1999 and Amendment No. 1, dated as of April 15, 1998, among Frank's Nursery & Crafts, Inc. FNC Holdings Inc., the lenders party thereto, The Chase Manhattan Bank and Goldman Sachs Credit Partners L.P. (Filed herewith)

                           (27)       Financial Data Schedule.

                       (b) Reports on Form 8-K

                           During the quarter and through the date of this Report, the Registrant filed no reports on Form 8- K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 FRANK'S NURSERY & CRAFTS, INC.


                                         By:       /s/ Joseph R. Baczko
                                                 -------------------------------
                                                 Joseph R. Baczko
                                                 Chairman, Chief Executive
                                                 Officer


                                         By:       /s/ Larry T. Lakin
                                                 -------------------------------
                                                 Larry T. Lakin
                                                 Vice Chairman,
                                                 Chief Financial Officer

Dated:  July 5, 2000

                                  EXHIBIT INDEX


Exhibit Number            Description of Exhibit
--------------            ----------------------
   (10.5)                 Amendment No. 4 dated as of June 29, 2000 to the
                          Credit Agreement dated as of December 24, 1997, as amended by Amendment No. 3, dated as of April 20, 2000, Amendment No. 2, dated as of December 25,
                          1999 and Amendment No. 1, dated as of April 15,
                          1998, among Frank's Nursery & Crafts, Inc. FNC
                          Holdings Inc., the lenders party thereto, The Chase
                          Manhattan Bank and Goldman Sachs Credit Partners
                          L.P. (Filed herewith)

   (27)                   Financial Data Schedule.

                                                                    EXHIBIT 10.5



                           AMENDMENT NO. 4, dated as of June 29, 2000, to the
                  Credit Agreement dated as of December 24, 1997, as amended (the "Credit Agreement"), among Frank's Nursery & Crafts, Inc. (the "Borrower"), FNC Holdings Inc. ("Holdings"), formerly known as General Host Corporation, the Lenders (as defined in the Credit Agreement), The Chase Manhattan Bank, as administrative agent (in such capacity, the "Administrative Agent") and collateral agent (in such capacity, the "Collateral Agent") for the Lenders, as swingline lender (in such capacity, the "Swingline Lender") and as an Issuing Bank (as defined in the Credit Agreement), and Goldman Sachs Credit Partners, L.P., as documentation agent.

                  A. Pursuant to the Credit Agreement, the Lenders, the Swingline Lender and the Issuing Banks have extended credit to the Borrower and have agreed to extend credit to the Borrower, in each case pursuant to the terms and subject to the conditions set forth therein.

                  B. The Borrower and Holdings have requested that the Credit Agreement be amended as set forth herein.

                  C. The undersigned Lenders are willing to amend the Credit Agreement pursuant to the terms and subject to the conditions set forth herein.

                  D. Capitalized terms used and not otherwise defined herein shall have the meanings assigned to them in the Credit Agreement.

                  Accordingly, in consideration of the mutual agreements herein contained and other good and valuable consideration, the sufficiency and receipt of which are hereby acknowledged, the parties hereto agree as follows:

                  SECTION 1. Amendments to Section 1.01 of the Credit Agreement (Defined Terms). (a) The Credit Agreement is hereby amended by attaching Exhibit J hereto as Exhibit J thereto.

                  (b) Section 1.01 of the Credit Agreement is hereby amended by inserting the following definitions in their appropriate alphabetical positions:

                           "Accounting Period" means a four-calendar-week period within a fiscal year of the Borrower with the first such period commencing on the first day of a fiscal year and each subsequent such four-calender-week period subsequently commencing at the end of the immediately preceding period, resulting in thirteen four-week periods in one fiscal year; each such "Accounting Period" is referred to herein consecutively as Accounting Period 1 through Accounting Period 13.

                           "Borrowing Base" means, as of any date of determination, an amount equal to (a) the sum, without duplication, of
         (i) 50% of Eligible Inventory that constitutes Live Plants Inventory at such time, plus (ii) 60% of Eligible Inventory that constitutes Lawn & Garden Inventory at such time during Accounting Periods 1 through 10, or 45% of Eligible Inventory that constitutes Lawn & Garden Inventory at such time during Accounting Periods 11 through 13, plus (iii) 60% of Eligible Inventory that constitutes Christmas Inventory at such time during Accounting Periods 8 through 12, or 30% of Eligible Inventory that constitutes Christmas Inventory at such time during Accounting Periods 1 through 7 and 13, plus (iv) 50% of Eligible Inventory that constitutes Floral, Crafts and Home Decor Inventory at such time, plus
         (v) 50% of the Real Estate Value of Eligible Real Estate at such time, minus (b) the sum of (i) the Lease Reserve at such time, plus (ii) the aggregate principal amount of Term Loans outstanding at such time. For the purposes of determining the Borrowing Base, Inventory shall be valued at the lower of cost or market in accordance with GAAP consistently applied. The Borrowing Base shall be computed as of the end of each week and the Borrowing Base Certificate presenting the Borrower's computation of the Borrowing Base will be delivered to the Administrative Agent no later than the third Business Day of the following week. The Borrowing Base at any time in effect shall be determined by reference to the Borrowing Base Certificate most recently delivered hereunder, absent any error in such Borrowing Base Certificate. The Administrative Agent or the Required Lenders may, in their reasonable discretion, from time to time (a) decrease the advance rates for the Borrowing Base, (b) establish and revise reserves reducing the amount of Eligible Inventory or the Real Estate Value of any Eligible Real Estate and (c) impose additional eligibility criteria to be applicable to Eligible Inventory or Eligible Real Estate (any such action referred to in clause (a), (b) or (c), a "Borrowing Base Adjustment"); provided that (i) Borrowing Base Adjustments shall be made only in the event that the Administrative Agent or the Required Lenders determine (based upon an evaluation or appraisal referred to in Section 5.09 or other objectively determinable facts or circumstances) that (A) the turnover rate for Inventory for any period has adversely changed compared with comparable periods in prior years, (B) the gross margins being realized upon the sale of Inventory for any period has adversely changed, recognizing the seasonality of the business, (C) the nature, quality or mix of the Inventory has adversely changed, (D) the Inventory or Eligible Real Estate (as applicable) or its value, or the security interests therein granted under the Security Agreement or Mortgages (as applicable), are adversely affected by any events, conditions, contingencies or risks that are not already adequately reflected in the calculation of the Borrowing Base or (E) the Borrower's calculation of the Borrowing Base is inaccurate, (ii) each Borrowing Base Adjustment shall bear a reasonable relationship to the event, condition or circumstance that is the basis therefor and
         (iii) each Borrowing Base Adjustment shall not be effective until the first Accounting Period-end computation that occurs at least 10 days after delivery of notice of such Borrowing Base Adjustment to the Borrower.

                           "Borrowing Base Adjustment" has the meaning assigned to such term in the definition of "Borrowing Base".

                           "Borrowing Base Certificate" means a certificate in the form of Exhibit J (revised to reflect any Borrowing Base Adjustments) or any other form approved by the Borrower and the Administrative Agent, together with all supporting documentation and supplemental reporting information outlined in Schedule I to Exhibit J and as reasonably requested by the Administrative Agent.

                           "Christmas Inventory" means all Inventory consisting of Christmas tree electronics, lifelike Christmas trees, Christmas tree decorations, boutique items, Christmas tree stands, stationary, wreaths, garland and all other Inventory included in Department 7; provided that Christmas Inventory does not include Christmas Nursery.

                           "Christmas Nursery" means all live Christmas plants and trees included in Department 1.

                           "Department 1" means the category of inventory historically referred to by the Borrower in its books and records as "Department 1" consisting primarily of Outdoor Live Plants.

                           "Department 2" means the category of inventory historically referred to by the Borrower in its books and records as "Department 2" consisting primarily of indoor live foliage, indoor flowering plants, hanging baskets, table plants and indoor bedding and hanging plants.

                           "Department 3" means the category of inventory historically referred to by the Borrower in its books and records as "Department 3" consisting primarily of planters and plant accessories.

                           "Department 4" means the category of inventory historically referred to by the Borrower in its books and records as "Department 4" consisting primarily of gardening tools, gardening accessories, water management tools and seasonal accessories (except for Christmas accessories).

                           "Department 5" means the category of inventory historically referred to by the Borrower in its books and records as "Department 5" consisting primarily of fertilizer, spreaders, chemicals, sprayers and seeds.

                           "Department 6" means the category of inventory historically referred to by the Borrower in its books and records as "Department 6" consisting primarily of bird food, bird feeders, bird accessories, outdoor living, seasonal hardgoods and outdoor bulk goods.

                           "Department 7" means the category of inventory historically referred to by the Borrower in its books and records as "Department 7" consisting primarily of Christmas Inventory.

                           "Department 8" means the category of inventory historically referred to by the Borrower in its books and records as "Department 8" consisting primarily of annual and perennial bedding plants and bulbs.

                           "Department 9" means the category of inventory historically referred to by the Borrower in its books and records as "Department 9" consisting primarily of silk and dried flowers, potted trees and floral craft arrangements.

                           "Department 10" means the category of inventory historically referred to by the Borrower in its books and records as "Department 10" consisting primarily of paints, paint accessories, wood crafts, craft accessories, ribbon, furniture, garden decor, candles, party goods, frames and door mats.

                           "Department 999" means the category of inventory historically referred to by the Borrower in its books and records as "Department 999".

                           "Discontinued Classes" means, as of any date of determination, all Inventory then remaining within an inventory class that is being discontinued.

                           "Eligible Inventory" means, as of any date of determination, all Net Eligible Inventory at such time minus, (a) the Shrink Reserve at such time and (b) the Markout Reserve at such time.

                           "Eligible Real Estate" means, as of any date of determination, each real property then-owned by the Borrower or a Subsidiary Loan Party that is subject to a Mortgage and with respect to which the Administrative Agent shall have received the title insurance, surveys and other documentation required by Section 5.13(d); provided that any such real property shall not constitute Eligible Real Estate until (a) a period of 90 days shall have elapsed since the date that the Mortgage with respect to such real property shall have been filed and recorded as necessary to perfect the Lien of such Mortgage and (b) in the case of any such real property acquired by the Borrower or a Subsidiary Loan Party after the Fourth Amendment Effective Date, the Administrative Agent shall have received an appraisal with respect thereto in accordance with Section 5.09.

                           "Floral, Crafts & Home Decor Inventory" means all Inventory consisting of silk and dried flowers, potted trees, floral crafts, furniture, garden decor, paints, paint accessories, wood crafts, craft accessories, candles, party goods, frames, door mats, ribbon and all other Inventory included in Department 9, Department 10 and Department 999.

                           "Fourth Amendment Effective Date" means June 29,
         2000.

                           "Lease Reserve" means, as of any date of determination, an amount equal to the sum of (a) rent(including fixed rent and percentage rent), plus (b) common area maintenance charges, plus (c) other monetary obligations, in each case for the next three Accounting Periods under all leases of real property under which the Borrower or any Subsidiary is a lessee or tenant. For purposes of determining the

         Lease Reserve, contingent items (such as percentage rent) shall be based on good faith estimates.

                           "Live Plants Inventory" means all Inventory consisting of Outdoor Live Plants, indoor live foliage, flowering plants, hanging baskets, table plants, annual and perennial bulbs, bedding and hanging plants and all other Inventory included in Department 1, Department 2 and Department 8.

                           "Lawn & Garden Inventory" means all Inventory consisting of planters, planting accessories, gardening tools, gardening accessories, water management tools, seasonal accessories, fertilizer, spreaders, chemicals, sprayers, seed, bird food, bird feeders, bird accessories, outdoor living, seasonal hardgoods, outdoor bulk goods and all other Inventory included in Department 3, Department 4, Department 5 and Department 6.

                           "Maintenance Reserve" means, as of any date of determination, an amount equal to 5% of Inventory that constitutes Live Plants Inventory at such time (excluding Live Plants Inventory that constitutes Outdoor Live Plants during Accounting Periods 1 and 13).

                           "Markout Reserve" means, as of any date of determination, an amount equal to (a) a percentage equal to the actual amount of unsalable Live Plants Inventory marked out of the cost of Live Plants Inventory in the previous fiscal year's subsequent Accounting Period divided by the ending Live Plants Inventory for the previous fiscal year's current Accounting Period, multiplied by 2, multiplied by (b) the amount of Net Eligible Inventory that constitutes Live Plants Inventory at such time.

                           "Net Eligible Inventory" means, as of any date of determination (and subject to any Borrowing Base Adjustments), (a) the value determined at the lower of cost or market on a first-in, first-out basis of all Inventory owned by the Borrower or any Subsidiary Loan Party and located in the United States of America, minus (b) the Maintenance Reserve at such time. Notwithstanding the foregoing, no Inventory shall be "Net Eligible Inventory" if:

                           (i) such item of Inventory (A) is held on
                  consignment, or (B) is owned by the Borrower or a Subsidiary Loan Party and has been consigned to other Persons, or (C) is located at, or in the possession of, a vendor of the Borrower or a

                  Subsidiary Loan Party, or (D) is in transit to or from, or held or stored by, third parties (excluding any item of Inventory that has been imported into the United States and is reasonably expected to be received by any distribution center of the Borrower or the Subsidiary Loan Parties within two weeks from the date of import); or

                            (ii) such item of Inventory includes any profits or
                  transfer price additions charged or accrued in connection with transfers of such Inventory between the Borrower and its Subsidiaries or among the Subsidiaries of the Borrower; provided that such Inventory shall only be excluded as Eligible Inventory up to an amount equal to such profits and transfer price additions; or

                           (iii) such item of Inventory is comprised of shipping
                  supplies and/or packaging (other than prepackaged items), selling or display materials; or

                            (iv) the Borrower or a Subsidiary Loan Party shall
                  not have good and marketable title as sole owner of such item of Inventory or any nonfrivolous claim disputing the title of the Borrower or a Subsidiary Loan Party to, or right to possession of or dominion over, such item of Inventory shall have been asserted; or

                             (v) such item of Inventory is not subject to a
                  valid and perfected, first priority (except for Permitted Encumbrances of the type described in clause (b) of the definition of "Permitted Encumbrances" that have priority as a matter of law) security interest in favor of the Collateral Agent pursuant to the Security Agreement; or

                            (vi) such item of Inventory is subject to any Lien
                  whatsoever, other than Permitted Encumbrances and Liens created under the Loan Documents; or

                           (vii) such item of Inventory (A) is damaged or not in
                  good condition, (B) does not meet all material standards imposed by any Governmental Authority having regulatory authority over such item of Inventory, its use or sale or (C) shall not be readily usable or salable under the customary terms upon which it usually is sold or at prices approximating at least the cost thereof (after giving effect to any write-downs applicable thereto); or

                                                                               8
                           (viii) such item of Inventory is included in
                  Discontinued Classes; or

                             (ix) such item of Inventory constitutes Outdoor
                  Live Plants; provided that this clause (ix) shall only apply when determining Net Eligible Inventory for Accounting Periods 1 and 13.

                           "Outdoor Live Plants" means all Inventory consisting of trees, shrubs, bushes, evergreens, Christmas Nursery and all other Inventory included in Department 1.

                           "Real Estate Value" means, as of any date of determination with respect to any Eligible Real Estate, an amount equal to (a) prior to the delivery of appraisals under Section 5.09(d), the most recent appraised values of the Eligible Real Estate set forth in the schedule to Amendment No. 4 to the Credit Agreement and (b) after delivery of any appraisal under Section 5.09(d), the appraised value as set forth therein.

                           "Shrink Reserve" means, as of any date of determination, the shrink results will be calculated with respect to all Inventory of the Borrower and the Subsidiary Loan Parties based on the mathematical average of the actual results of the two previous wall to wall physical inventories conducted in a manner consistent with the Borrower's historical annual wall to wall physical inventory taking process, expressed as a percentage of sales, multiplied by an amount equal to Net Eligible Inventory at such time.

                  (c) The definition of the term "Applicable Rate" is hereby amended and restated in its entirety to read as follows:

                           "Applicable Rate" means, (a) with respect to any ABR Loan (excluding Swingline Loans) that is a Revolving Loan, a rate per annum equal to 2.25%, (b) with respect to any Eurodollar Loan that is a Revolving Loan a rate per annum equal to 3.25%, (c) with respect to any ABR Loan, that is a Term Loan a rate per annum equal to 2.50%, (d) with respect to any Eurodollar Loan that is a Term Loan, a rate per annum equal to 3.50%, or (e) with respect to the commitment fees payable hereunder in respect of the Revolving Commitments, a rate per annum equal to 0.50%.

                  (d) The definition of the term "Consolidated EBITDA" is hereby amended (i) by inserting "(A)" before the words "any non-cash gains for such period" in the third to last line thereof; and (ii) by inserting the words "and
(B) an aggregate amount of up to $700,000 used to pay fees and expenses for appraisals on real property" before the words ", all as determined on a consolidated basis" in the third to last line thereof.

                  SECTION 2. Amendment to Section 2.01 of the Credit Agreement (Commitments). Section 2.01 of the Credit Agreement is hereby amended by inserting "(i)" before the words "such Lender's Revolving Exposure" in clause
(b) of the first sentence thereof and inserting the words "or (ii) the sum of the total Revolving Exposures exceeding the Borrowing Base then in effect" at the end of the first sentence thereof.

                  SECTION 3. Amendment to Section 2.04 of the Credit Agreement (Swingline Loans). Section 2.04(a) of the Credit Agreement is hereby amended by inserting the words "or (iii) the sum of the total Revolving Exposures exceeding the Borrowing Base then in effect" before the words ", provided that the Swingline Lender" in the first sentence of paragraph (a) thereof.

                  SECTION 4. Amendment to Section 2.05 of the Credit Agreement (Letters of Credit). Section 2.05 of the Credit Agreement is hereby amended (a) by replacing the words "and (ii)" with ", (ii)" in the last sentence in paragraph (b) thereof; (b) by inserting the words "and (iii) the total Revolving Exposures shall not exceed the Borrowing Base then in effect" prior to the end of paragraph (b) thereof; and (c) by inserting the following sentence after the second sentence in paragraph (k) thereof:

         The Borrower also shall deposit cash collateral pursuant to this paragraph as and to the extent required by Section 2.11(h), and any such cash collateral so deposited and held by the Administrative Agent hereunder shall constitute part of the Borrowing Base for purposes of determining compliance with this Agreement.

                  SECTION 5. Amendment to Section 2.11 of the Credit Agreement (Prepayment of Loans). Section 2.11 of the Credit Agreement is hereby amended by inserting the following paragraph at the end thereof:

                           (h) In the event and on each occasion that the total Revolving Exposures exceeds the Borrowing Base then in effect, the Borrower shall prepay Revolving Borrowings or Swingline Borrowings (or, if no such Borrowings are outstanding, deposit cash collateral in an account with the Administrative Agent pursuant to Section 2.05(k)) in an aggregate amount equal to such excess.

                  SECTION 6. Amendment to Section 2.13 of the Credit Agreement (Interest). Section 2.13(a) of the Credit Agreement is hereby amended by replacing the percentage "1.25%" therein with the percentage "2.25%".

                  SECTION 7. Amendment to Section 4.02 of the Credit Agreement (Each Credit Event). Section 4.02 of the Credit Agreement is hereby amended (a) by inserting the following paragraph after paragraph (b) thereof:

                  (c) At the time of and immediately after giving effect to such Borrowing or the issuance, amendment, renewal or extension of such Letter of Credit, as applicable, the total Revolving Exposures shall not exceed the Borrowing Base then in effect.

; and (b) by replacing the words "paragraphs (a) and (b)" in the last sentence thereof with the words "paragraphs (a), (b) and (c)".

                  SECTION 8. Amendment to Section 5.01 of the Credit Agreement (Financial Statements and Other Information). Section 5.01 of the Credit Agreement is hereby amended by (a) deleting the word "and" at the end of paragraph (h) thereof; (b) replacing the punctuation at the end of paragraph (i) thereof with "; and"; and (c) inserting the following paragraph at the end thereof:

                  (j) within three Business Days after the end of each week, a completed Borrowing Base Certificate calculating and certifying the Borrowing Base as of the end of such week, signed on behalf of the Borrower by a Financial Officer and accompanied by the reports and supporting information contemplated by the Borrowing Base Certificate; provided that the first Borrowing Base Certificate delivered hereunder shall calculate and certify the Borrowing Base for the week ended June 18, 2000, and the subsequently delivered Borrowing Base Certificate shall calculate and certify the Borrowing Base for the week ended July 2, 2000.

                  SECTION 9. Amendment to Section 5.09 of the Credit Agreement (Books and Records; Inspection and Audit Rights). Section 5.09 of the Credit Agreement is hereby amended by inserting "(a)" before the first sentence thereof and inserting the following paragraphs at the end thereof:

                           (b) Each of Holdings and the Borrower will, and will cause each of the Subsidiaries to, permit the Administrative Agent or any representatives designated by the Administrative Agent (including any consultants, accountants, lawyers and appraisers retained by the Administrative Agent) to conduct evaluations of the Borrower's computation of the Borrowing Base, the assets included in the Borrowing Base and related systems and procedures, all at such reasonable times and as often as reasonably requested. The Borrower shall pay the reasonable fees and expenses of the Administrative Agent or any representatives retained by the Administrative Agent to conduct any such evaluation, including the reasonable and customary fees and expenses associated with the Administrative Agent's Collateral Agent Services Group.

                           (c) Each of Holdings and the Borrower will, and will cause each of the Subsidiaries to, permit any representatives designated by the Administrative Agent or the Required Lenders (including any consultants, accountants, lawyers and appraisers) to conduct a liquidation analysis, evaluation and appraisal of the Inventory, all at such reasonable times and, unless an Event of Default has occurred and is continuing, no more frequently than two times in any fiscal year. The Borrower shall pay the reasonable fees and expenses of any representatives retained by the Administrative Agent or the Required Lenders to conduct such liquidation analysis, evaluation or appraisal.

                           (d) On or before the date that is 90 days after the Fourth Amendment Effective Date, the Administrative Agent shall have received appraisals reasonably satisfactory to the Administrative Agent appraising the fair market value of all Eligible Real Estate as of the Fourth Amendment Effective Date. For any real property eligible to become Eligible Real Estate acquired after the Fourth Amendment Effective Date, such appraisals shall be delivered to the Administrative Agent on or before the date that is 90 days after the date such real property is acquired. All such appraisals shall be prepared by appraisers chosen in the reasonable discretion of the Administrative Agent after consultation with the Borrower. Each of Holdings and the Borrower will, and will cause each of the Subsidiaries to, permit such appraisers to evaluate the Eligible Real Estate and the real property eligible to become Eligible Real Estate in accordance with Section 5.09(a). The Borrower shall pay the reasonable fees and expenses of such appraisers.

                SECTION 10. Amendment to Section 6.02 of the Credit Agreement (Liens). Section 6.02 of the Credit Agreement is hereby amended by replacing the word "Mortgage" therein with the word "mortgage" in each place it appears in paragraph (i) therein.

                SECTION 11. Amendment to Section 6.13 of the Credit Agreement (Capital Expenditures). Section 6.13 of the Credit Agreement is hereby amended
(a) by deleting the table set forth therein and substituting therefor the following:


             Fiscal Year                                                 Amount
            --------------                                              --------
February 2, 1998--January 31, 1999                                    $22,000,000
February 1, 1999--January 30, 2000                                    $27,000,000
January 31, 2000--January 28, 2001                                    $27,000,000
January 29, 2001--January 27, 2002                                     $5,000,000
January 28, 2002--January 26, 2003                                     $5,000,000
January 27, 2003--January 25, 2004                                    $29,500,000
January 26, 2005--January 30, 2005                                    $31,000,000

; and (b) by deleting the paragraphs following such table and substituting therefor the following:

         Capital Expenditures set forth above in respect of the fiscal year ending on or about January 28, 2001 in an amount not less than $11,500,000, shall be used solely to purchase a point of sale system during such fiscal year only.

                  SECTION 12. Amendment to Section 6.14 of the Credit Agreement (Leverage Ratio). Section 6.14 of the Credit Agreement is hereby amended by deleting the table set forth in paragraph (b) thereof and substituting therefor the following:



           Period                                                    Ratio
           ------                                                    -----
May 23, 1999--August 15, 1999                                    5.00 to 1.00
August 16, 1999---November 7, 1999                               6.25 to 1.00
November 8, 1999--January 30, 2000                               7.80 to 1.00
January 31, 2000--May 21, 2000                                  11.00 to 1.00
May 22, 2000--August 13, 2000                                   13.50 to 1.00
August 14, 2000--November 5, 2000                               12.00 to 1.00
November 6, 2000--January 28, 2001                               9.00 to 1.00
January 29, 2001--May 20, 2001                                   7.00 to 1.00
May 21, 2001--August 12, 2001                                    7.70 to 1.00
August 13, 2001--November 4, 2001                                7.60 to 1.00
November 5, 2001--January 27, 2002                               6.60 to 1.00
January 28, 2002--May 19, 2002                                   5.10 to 1.00
May 20, 2002--August 11, 2002                                    4.25 to 1.00
August 12, 2002--November 3, 2002                                4.00 to 1.00
November 4, 2002--January 26, 2003                               3.50 to 1.00
January 27, 2003--January 25, 2004                               3.00 to 1.00
January 26, 2004--thereafter                                     2.50 to 1.00

                  SECTION 13. Amendment to Section 6.15 of the Credit Agreement (Consolidated Net Cash Interest Expense Coverage Ratio). Section 6.15 of the Credit Agreement is hereby amended by deleting the table set forth in clause (b) thereof and substituting therefor the following:



          Period                                                       Ratio
          ------                                                       -----
January 31, 1999                                                   1.75 to 1.00
May 23, 1999--August 15, 1999                                      2.10 to 1.00
August 16, 1999--November 7, 1999                                  1.60 to 1.00
November 8, 1999--January 30, 2000                                 1.30 to 1.00
January 31, 2000--May 21, 2000                                     0.80 to 1.00
May 22, 2000--August 13, 2000                                      0.75 to 1.00
August 14, 2000--November 5, 2000                                  0.85 to 1.00
November 6, 2000--January 28, 2001                                 1.05 to 1.00
January 29, 2001--May 20, 2001                                     1.20 to 1.00
May 21, 2001--August 12, 2001                                      1.30 to 1.00
August 13, 2001--November 4, 2001                                  1.30 to 1.00
November 5, 2001--January 27, 2002                                 1.40 to 1.00
January 28, 2002--May 19, 2002                                     1.50 to 1.00
May 20, 2002--August 11, 2002                                      2.25 to 1.00
August 12, 2002--November 3, 2002                                  2.50 to 1.00
November 4, 2002--January 26, 2003                                 2.50 to 1.00
January 27, 2003--thereafter                                       3.00 to 1.00

                  SECTION 14. Amendment to Section 6.20 of the Credit Agreement (Ratio of Inventory to Revolving Exposures). Section 6.20 of the Credit Agreement is hereby amended by deleting such Section 6.20 in its entirety.

                  SECTION 15. Representations and Warranties. Each of Holdings and the Borrower represents and warrants to the Administrative Agent and to each of the Lenders that:

                  (a) This Amendment has been duly authorized, executed and delivered by it and constitutes its legal, valid and binding obligation, enforceable in accordance with its terms, subject to applicable bankruptcy, insolvency, reorganization, moratorium or other laws affecting creditors' rights generally and subject to general principles of equity, regardless of whether considered in a proceeding in equity or at law, and an implied covenant of good faith and fair dealing.

                  (b) After giving effect to this Amendment, the representations and warranties set forth in Article III of the Credit Agreement are true and correct in all material respects on and as of the date hereof, except to the extent such representations and warranties expressly relate to an earlier date, in which case such representations and warranties are, to such extent, true and correct in all material respects as of such earlier date.

                  (c) After giving effect to this Amendment, no Default has occurred and is continuing.

                  SECTION 16. Fees. The Borrower agrees to pay to the Administrative Agent, for the account of each Lender that delivers an executed counterpart of this Amendment prior to 3:00 p.m., New York City time, on June 29, 2000, an amendment fee (an "Amendment Fee") in an amount equal to 0.25% of the sum of (i) the aggregate unpaid principal amount Term Loans held by such Lender as of June 29, 2000, and (ii) such Lender's Revolving Commitment in effect on June 29, 2000; provided that the Borrower shall not be required to pay the Amendment Fee unless this Amendment becomes effective as provided in Section 17 hereof.

                  SECTION 17. Conditions to Effectiveness. This Amendment shall become effective as of the date (the "Amendment Effective Date") when the Administrative Agent shall have received (a) counterparts of this Amendment that, when taken together, bear the signatures of Holdings, the Borrower and the Required Lenders, (b) a completed Borrowing Base Certificate calculating and certifying the Borrowing Base as of the week ended June 18, 2000, signed on behalf of the Borrower by a Financial Officer, (c) reimbursement or payment of all expenses incurred by the Administrative Agent that are required to be reimbursed or paid by the Borrower, to the extent invoices therefor have been presented to the Borrower, (d) an amendment to the Security Agreement, in the form attached hereto, signed by the parties thereto, and (e) the Amendment Fee. Without limiting the foregoing, the amendments set forth herein that affect the interest rates under the Credit Agreement shall apply to all Loans outstanding on or after the Amendment Effective Date from and including the Amendment Effective Date.

                  SECTION 18. Effect of this Amendment. Except as expressly set forth herein, this Amendment shall not by implication or otherwise limit, impair, constitute a waiver of, or otherwise affect the rights and remedies of the Lenders, the Swingline Lender, any Issuing Bank, the Collateral Agent or the Administrative Agent under the Credit Agreement or any other Loan Document and shall not alter, modify, amend or in any way affect any of the terms, conditions, obligations, covenants or agreements contained in the Credit Agreement or any other Loan Document, all of which are ratified and affirmed in all respects and shall continue in full force and effect. Nothing herein shall be deemed to entitle the Borrower or Holdings to a consent to, or a waiver, amendment, modification or other change of, any of the terms, conditions, obligations, covenants or agreements contained in the Credit Agreement or any other Loan Document in similar or different circumstances. After the date hereof, any reference to the Credit Agreement shall mean the Credit Agreement as amended hereby. This Amendment shall constitute a Loan Document for all purposes under the Credit Agreement and the other Loan Documents.

                  SECTION 19. APPLICABLE LAW. THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

                  SECTION 20. Counterparts. This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed an original, but all such counterparts together shall constitute but one and the same instrument. Delivery of any executed counterpart of a signature page of this Amendment by facsimile transmission shall be as effective as delivery of a manually executed counterpart hereof.

                  SECTION 21. Expenses. The Borrower agrees to reimburse the Administrative Agent for its reasonable out-of-pocket expenses in connection with this Amendment, including the reasonable fees, charges and disbursements of Cravath, Swaine & Moore, counsel for the Administrative Agent.

                  IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed by their respective authorized officers as of the day and year first above written.


                                            FRANK'S NURSERY & CRAFTS, INC.,
                                            as Borrower,

                                                 by /s/Larry T. Lakin
                                                 --------------------------
                                                 Name: Larry T. Lakin
                                                 Title: Vice Chairman and CFO


                                            FNC HOLDINGS INC.,

                                                 by /s/Larry T. Lakin
                                                 --------------------------
                                                 Name: Larry T. Lakin
                                                 Title: Vice Chairman and CFO


                                            THE CHASE MANHATTAN BANK,
                                            individually and as
                                            Administrative Agent,

                                                 by /s/Neil R. Boylan
                                                 --------------------------
                                                 Name: Neil R. Boylan
                                                 Title: Managing Director


                                            GOLDMAN SACHS CREDIT PARTNERS,
                                            L.P.,

                                                 by /s/Elizabeth Fischer
                                                 --------------------------
                                                 Name:  Elizabeth Fischer
                                                 Title: Authorized Signatory


                                            IBJ WHITEHALL BANK & TRUST CO.,

                                                 by /s/Patricia G. McCormack
                                                 ---------------------------
                                                 Name:  Patricia G. McCormack
                                                 Title: Managing Director


                                            PPM FINANCE, INC., as Attorney
                                            in Fact for Jackson National
                                            Life Insurance Co.,

                                                 by /s/Michael Williams
                                                 --------------------------
                                                 Name:  Michael Williams
                                                 Title: Vice President


                                            TRANSAMERICA BUSINESS CREDIT
                                            CORPORATION,

                                                 by /s/Perry Vavoules
                                                 --------------------------
                                                 Name:  Perry Vavoules
                                                 Title: Senior Vice President

                                                                      SCHEDULE I





                               Real Estate Values
                    As of the Fourth Amendment Effective Date
                            For Eligible Real Estate


                                                                                                                        REAL ESTATE
STORE NO.        ADDRESS                                  TOWN                        STATE       ZIP                      VALUE
5                25488 Michigan Avenue                    Dearborn Heights            MI          48125                 1,200,000
15               2170 Dix Road                            Lincoln Park                MI          48146                   819,000
23               5580 W. State St.                        Saginaw                     MI          48603                 1,600,000
26               7141 E. Broad                            Columbus                    OH          43213                 1,300,000
27               5500 W. Broad St.                        Columbus                    OH          43228                 1,350,000
28               6303 S. Anthony                          Ft. Wayne                   IN          46816                   450,000
29               1133 Coliseum Blvd.                      Ft. Wayne                   IN          46805                   550,000
30               47340 Van Dyke                           Utica                       MI          48317                 1,610,000
45               7940 Penn Ave. S.                        Bloomington                 MN          55431                 1,540,000
58               3333 Refugee Road                        Columbus                    OH          43232                 1,350,000
81               3001 28th St. S.W.                       Grandville                  MI          49418                 1,300,000
84               43473 Ford Road                          Canton Twp.                 MI          48188                 1,200,000
85               325 Mall Drive                           Portage                     MI          49002                 1,200,000
86               8032 Ken-18 Burlington Pk.               Florence                    KY          41042                 1,700,000
87               3720 95th St.                            Evergreen Park              IL          60642                   880,000
88               720 N. Green Bay Rd.                     Waukegan                    IL          60087                   880,000
90               2999 E. Lincoln Hwy.                     Merrillville                IN          46410                 1,300,000
93               5737 S. Pennsylvania                     Lansing                     MI          48911                 1,100,000
94               6142 Telegrraph                          Toledo                      OH          43612                 1,450,000
98               1950 State St.                           St. Charles                 IL          60174                   920,000
102              10901 Bustleton                          Philadelphia                PA          19116                 2,150,000
103              3707 Coon Rapids Blvd.                   Coon Rapids                 MN          55433                 1,100,000
104              10550 Reisterstown Rd.                   Owings Mills                MD          21117                 1,600,000
105              190 W. Lincoln Hwy.                      Exton                       PA          19341                 2,485,000
107              1520 Aurora                              Naperville                  IL          60563                   900,000
110              4315 E. Bay Drive                        Clearwater                  FL          34624                 1,495,000
111              5501 49th St. N.                         St. Petersburg              FL          33709                 1,425,000
112              255 89th Avenue                          Blaine                      MN          55434                 1,465,000
113              4720 U.S. 19                             New Port Richey             FL          34652                 1,300,000

                                                                                                                        REAL ESTATE
STORE NO.        ADDRESS                                  TOWN                        STATE       ZIP                      VALUE

117              6401 W. Waters Avenue                    Tampa                       FL          33634                 1,430,000
118              4366 Pierson Road                        Flint                       MI          48504                 1,400,000
119              12756 Walsingham Rd.                     Largo                       FL          34644                 1,460,000
120              3805 Mapledale Blvd.                     Tampa                       FL          33624                 1,325,000
134              15031 Manchester Road                    Ballwin                     MO          63011                 1,200,000
141              7456 South State Rd.                     Bedford Park                IL          60638                 1,700,000
151              2295 10 Mile Road                        Warren                      MI          48091                 1,700,000
156              3822 S. Franklin                         Michigan City               IN          46360                 1,000,000
164              2997 E. Wilder Road                      Bay City                    MI          48706                   960,000
178              2685 Tittabawassee Rd.                   Saginaw                     MI          48604                 1,200,000
179              4532 Woodville Rd.                       Northwood                   OH          43619                 1,360,000
181              3530 Mona Kai Drive                      Norton Shores               MI          49441                   785,000
188              448 N. Lexington Parkway                 St. Paul                    MN          55104                   800,000
189              1210 N. Byrne                            Toledo                      OH          43607                   860,000
199              1238 Upper Valley Pike Rd.               Springfield                 OH          45505                 1,250,000
202              3365 Highland Ave.                       Cincinnati                  OH          45213                   800,000
213              4902 Cortez Rd.                          Bradenton                   FL          34210                 1,350,000
214              3526 Towne Blvd.                         Franklin                    OH          45005                 1,550,000
219              3075 Middle Road                         Columbus                    IN          47203                 1,260,000
240              7325 Old Troy Pike                       Huber Heights               OH          45424                 1,450,000
259              5225 N. Grape Rd.                        Mishawaka                   IN          46545                 1,550,000
266              10808 Montgomery Rd.                     Cincinnati                  OH          45242                 1,950,000
267              1910 E. Ireland Rd.                      South Bend                  IN          46614                 1,000,000
272              20 E. Main Street                        Westfield                   MA          01085                 1,100,000
286              2145 Highway 35 Wall Twp.                Sea Girt                    NJ          08750                 1,300,000
401(f/k/a        15300 Hall Road                          Clinton Township            MI          48038                 1,500,000
Store No.
92)
605              210 Monmouth Road                        W. Long Branch              NJ          07764                 1,150,000
622              945 North Street                         Milford                     CT          06460                   750,000
624              840 Route 46                             Kenvil                      NJ          07847                 2,225,000
625              2931 Highway 35                          Hazlet                      NJ          07730                 2,220,000
638              4250 Route 9 South                       Howell                      NJ          07731                 1,080,000


                                                                                                                        REAL ESTATE
STORE NO.        ADDRESS                                  TOWN                        STATE       ZIP                      VALUE
645              447 Winthrop St. (Rte. 44)               Taunton                     MA          02780                 1,000,000
648              76 Campanelli Drive                      Brockton                    MA          02401                 1,600,000
649              310 Russell St. (Rte. 9)                 Hadley                      MA          01035                 1,250,000
652              840 Boston Road (Rte. 20)                Springfield                 MA          01119                 1,350,000

FRANK'S NURSERY & CRAFTS, INC.                                         EXHIBIT J
BORROWING BASE CERTIFICATE                                           Page 1 of 2
FOR THE WEEK ENDED ________________(1)




Department #'s                                          1,2,8           3,4,5,6            7              9,10,999

                                                                         LAWN &                        FLORAL, CRAFTS
                                                     LIVE PLANTS         GARDEN         CHRISTMAS        & HOME DECOR          TOTAL

Inventory (excluding in-transit Inventory)
In-transit Inventory
    Total Inventory

Reserve and ineligible Inventory
Maintenance Reserve
Discontinued Classes
Outdoor Live Plants (2)
In-transit (not eligible per Credit Agreement)
Foreign
Supplies, Display & Packaging
Other (to comply with terms of Credit Agreement)

Total reserve and ineligible Inventory

Net Eligible Inventory

Less: Shrink Reserve
         Markout Reserve

Subtotal

Eligible Inventory

                                                                          (3)             (4)
Advance Rate                                             50%              60%             30%               50%

Availability prior to Lease Reserve

Availability from Eligible Real Estate

Less: Lease Reserve
         Term Loans

Borrowing Base

Revolving Loans

Swingline Exposure

LC Exposure

Revolving Exposure

Excess Availability



                                                                       EXHIBIT J
                                                                     Page 2 of 2


Notes:

(1) The Borrowing Base shall be computed as of the end of each week and the Borrowing Base Certificate will be delivered to the Administrative Agent no later than the third Business Day of the following week.
(2)      Outdoor Live Plants to be excluded during Accounting Periods 1 and 13.
(3) Advance rate on Lawn and Garden Inventory to be 45% in periods 11, 12 and 13 and 60% in periods 1 through 10.
(4) Advance rate on Christmas Inventory to be 30% during periods 13 and 1 through 7 and 60% in periods 8 -12.



Officer's Certification

Pursuant to the Credit Agreement dated as of December 24, 1997 (as amended, modified or supplemented from time to time, the "Credit Agreement"), among Frank's Nursery & Crafts, Inc. (the "Company"), FNC Holdings Inc. (f/k/a General Host Corporation), the Lenders defined therein, The Chase Manhattan Bank, as administrative agent (in such capacity, the "Administrative Agent") and collateral agent for the Lenders, as swingline lender and as an issuing bank, and Goldman Sachs Credit Partners, L.P., as documentation agent, the undersigned certifies that the information provided in this certificate to the Administrative Agent, is complete and correct based on the accounting records of the Company. Capitalized terms used herein and not otherwise defined herein have the meanings assigned thereto in the Credit Agreement.



--------------------------------------------------------------------
Signature,  Title,  Date

                                                                      SCHEDULE 1
                                                                    TO EXHIBIT J
                                                                     Page 1 of 1


                         FRANK'S NURSERY & CRAFTS, INC.
                  COLLATERAL MONITORING REPORTING REQUIREMENTS
              DOCUMENTS TO BE SUBMITTED TO THE ADMINISTRATIVE AGENT



         The following information is to be submitted for Frank's Nursery & Crafts, Inc.:

         IN CONNECTION WITH WEEKLY BORROWING BASE CERTIFICATE SUBMISSION:

         1)  Trended Cost Inventory Report, and
         2) summary of in-transit Inventory and supporting documentation, including original title or other documentation creating a valid and perfected first priority security interest in favor of the Collateral Agent; and

         WITHIN 15 BUSINESS DAYS AFTER THE LAST DAY OF EACH ACCOUNTING PERIOD:

         1)       Open to Buy Report,
         2) Inventory analysis (reconciliation to general ledger), and
3)  top five accounts payable vendor balances.

         IN ADDITION, THE RESULTS OF PHYSICAL WALL TO WALL INVENTORIES ARE TO BE SUBMITTED UPON COMPLETION.






         SUBMIT TO:
         The Chase Manhattan Bank
         Collateral Agent Services Group
         Attn:  Scott Troy
         270 Park Avenue - 29th floor
         New York, NY 10017
         Phone:   (212) 270-4628
         Fax:     (212) 270-7449