Form 10-Q
period 2000-08-13
FRANKS NURSERY & CRAFTS INC
filed 2000-09-15
CIK 38792

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q
(MARK ONE)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended      August 13, 2000
                                       ------------------------

                                       OR
[ ]
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from               to
                                       ------------    --------

                    Commission file number       1-5364
                                           -----------------

                         FRANK'S NURSERY & CRAFTS, INC.
          ------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


      MICHIGAN                                                38-1561374
--------------------                                    -----------------------
(State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                        Identification Number)


                 1175 West Long Lake Road, Troy, Michigan 48098
                 ----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                  Registrant's Telephone Number: (248) 712-7000
                                                -------------------

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
Yes              No
    -------        -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $1.00 par value, 1,000 shares outstanding as of September 15, 2000 held by FNC Holdings Inc. There is no public trading market for the outstanding shares.

                         FRANK'S NURSERY & CRAFTS, INC.

                         PART I - FINANCIAL INFORMATION





                         FRANK'S NURSERY & CRAFTS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)


                                                    Twelve Weeks Ended        Twenty-Eight Weeks Ended
                                                    ------------------        ------------------------
                                                   August 13,  August 15,     August 13,   August 15,
                                                      2000        1999           2000        1999
                                                   ----------  ----------     ----------  ----------

NET SALES                                         $ 102,964    $ 103,794      $ 269,920    $ 290,136

OPERATING COSTS AND EXPENSES:
  Cost of sales, including
    buying and occupancy                             75,001       75,548        186,342      195,354
  Selling, general and
    administrative                                   29,220       28,658         74,190       73,269
  Amortization of goodwill                              562          563          1,312        1,313
  Other income                                         (210)      (2,371)          (199)      (2,595)
                                                  ---------    ---------      ---------    ---------
                                                    104,573      102,398        261,645      267,341
                                                  ---------    ---------      ---------    ---------

INCOME (LOSS) FROM OPERATIONS                        (1,609)       1,396          8,275       22,795
INTEREST AND DEBT EXPENSE                             4,709        4,771         12,208       11,596
                                                  ---------    ---------      ---------    ---------
INCOME (LOSS) BEFORE INCOME
  TAXES                                              (6,318)      (3,375)        (3,933)      11,199
INCOME TAX BENEFIT                                                                 (949)
                                                  ---------    ---------      ---------    ---------
NET INCOME (LOSS)                                 $  (6,318)   $  (3,375)     $  (2,984)   $  11,199
                                                  =========    =========      =========    =========

                         FRANK'S NURSERY & CRAFTS, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                      AUGUST 13,     August 15,    January 30,
                                                         2000          1999           2000
                                                      ---------      ---------     -----------
                                                      (UNAUDITED)   (Unaudited)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $   4,836      $  19,330     $   8,855
  Marketable securities                                   2,126          2,805         2,522
  Accounts receivable                                       955          2,193         1,941
  Merchandise inventory                                 102,552        137,563       100,823
  Prepaid expenses and other
    current assets                                        5,775          5,529         7,260
                                                      ---------      ---------     ---------
        Total current assets                            116,244        167,420       121,401
                                                      ---------      ---------     ---------

PROPERTY, PLANT AND EQUIPMENT,NET                       222,547        214,404       220,450
GOODWILL, LESS ACCUMULATED
  AMORTIZATION OF $6,325,
    $3,888 AND $5,013                                    91,317         93,754        92,629
OTHER ASSETS AND DEFERRED CHARGES                        14,934         15,040        15,153
                                                      ---------      ---------     ---------
                                                      $ 445,042      $ 490,618     $ 449,633
                                                      =========      =========     =========

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Accounts payable                                    $  34,302      $  45,981     $  14,998
  Accrued expenses                                       34,465         42,330        41,172
  Notes payable to banks                                 35,000         48,000        62,000
  Current portion of long-term debt                       8,812          4,437         4,675
                                                      ---------      ---------     ---------
        Total current liabilities                       112,579        140,748       122,845
                                                      ---------      ---------     ---------
LONG-TERM DEBT:
  Senior debt                                            45,515         53,810        51,741
  Subordinated debt                                     115,000        115,000       115,000
                                                      ---------      ---------     ---------
        Total long-term debt                            160,515        168,810       166,741
                                                      ---------      ---------     ---------

OTHER LIABILITIES AND DEFERRED CREDITS                   12,129         11,984        12,221

SHAREHOLDER'S EQUITY:
  Common stock $1.00 par value,
    1,000 shares authorized,
      1,000 shares issued                                     1              1             1
  Capital in excess of par value                        165,999        165,999       165,999
  Net parent investment                                  16,629            669         1,652
  Retained deficit                                      (22,810)         2,407       (19,826)
                                                      ---------      ---------     ---------
        Total shareholder's equity                      159,819        169,076       147,826
                                                      ---------      ---------     ---------
                                                      $ 445,042      $ 490,618     $ 449,633
                                                      =========      =========     =========

                         FRANK'S NURSERY & CRAFTS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                              Twenty-eight Weeks Ended
                                                              -------------------------
                                                               AUGUST 13,    August 15,
                                                                 2000           1999
                                                              ----------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $ (2,984)      $ 11,199
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operations:
      Depreciation                                                9,891          9,258
      Amortization                                                2,052          1,994
      Gain from pension plan reversion                                          (2,091)
      Other                                                        (162)          (231)
                                                               --------       --------
                                                                  8,797         20,129

  Changes in current assets and current liabilities:
    Accounts and notes receivable                                   986            674
    Marketable securities                                           (67)        (2,805)
    Inventory                                                    (1,729)       (39,632)
    Prepaid expenses                                              1,485            623
    Accounts payable                                             19,304         12,199
    Accrued expenses                                             (6,695)           209
                                                               --------       --------
  Net cash provided by (used in) operations                      22,081         (8,603)
                                                               --------       --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property, plant and equipment                    (11,988)       (14,407)
                                                               --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in net parent investment                   14,977           (587)
  Increase (decrease) in notes payable to banks                 (27,000)        28,000
  Proceeds from the reversion of pension plan                                   11,219
  Payment of long-term debt and capital lease
    obligations                                                  (2,089)        (1,448)
                                                               --------       --------
  Net cash provided by (used in) financing
    activities                                                  (14,112)        37,184
                                                               --------       --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (4,019)        14,174
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  8,855          5,156
                                                               --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  4,836       $ 19,330
                                                               ========       ========

                     NOTES  TO FINANCIAL STATEMENTS


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

                   Certain reclassifications have been made to prior years financial statements to reflect a gain resulting from a pension plan reversion in the 1999 second quarter that was originally included in the net parent investment account on the balance sheet.


       NOTE   2:   NET PARENT INVESTMENT

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


       NOTE   3:   INCOME TAXES

                   Income taxes for the 2000 first half represent a benefit resulting from the realization of certain net operating losses for which a full valuation allowance had been previously established. The Company reduced their valuation allowance by $.9 million based upon regulatory approval for certain tax matters and immediately realized the related deferred tax asset when the tax refund was received. As of August 13, 2000, the Company's remaining net deferred tax asset position is fully offset with a valuation allowance, due to the Company's historical operating results.

                   Due to previously unrecognized tax benefits, no income tax provision has been provided for the first half of 2000 and 1999.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Second quarter of 2000 compared with second quarter of 1999
Results of operations

Net Sales

         NET SALES were $103 million for the twelve week 2000 second quarter which ended August 13, 2000 compared with $103.8 million in the 1999 second quarter which ended August 15, 1999. Total net sales decreased .8% for the quarter and comparable store sales decreased 3% due primarily to the continuation of the first quarter adverse weather patterns into the first few weeks of the second quarter, especially the Memorial day period, as well as lower lawn and garden sales in the company's Florida market due to severe drought conditions during the quarter.


Earnings

         COST OF SALES, INCLUDING BUYING AND OCCUPANCY EXPENSES, were $75 million in the 2000 second quarter compared to $75.5 million in the 1999 second quarter. Cost of sales, as a percentage of net sales, was 72.8% in the 2000 second quarter compared to 72.7% in the 1999 second quarter. Merchandise margins were at the same level as the prior year's quarter. Buying and occupancy costs for the 2000 second quarter were virtually flat with the comparable period in 1999 in spite of a $.8 million increase in occupancy and depreciation costs attributed to new stores opened during 1999 and the first half of 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES in the 2000 second quarter were $29.2 million compared to $28.7 million in the 1999 second quarter. This increase of approximately $.5 million or 2% is due primarily to an increase in payroll and other store expenses for new stores opened during 1999 and the first half of 2000. As a percentage of net sales, selling general and administrative expenses increased .8 percentage points to 28.4% in the 2000 second quarter compared to 27.6% in the 1999 quarter.

         OPERATING INCOME (DEFINED AS "NET SALES LESS COST OF SALES, INCLUDING BUYING AND OCCUPANCY COSTS, AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES") for the 2000 second quarter was a loss of $1.3 million, an increase of $.9 million, compared to a loss of $.4 million for the 1999 second quarter. The increased operating loss was primarily the result of decreased sales levels and increased expenses for new stores. The operating loss, as a percentage of net sales, was 1.3% for the 2000 second quarter, an increase of .9 percentage points compared to .4% for the 1999 second quarter.

         OTHER INCOME was $.2 million for the 2000 second quarter compared with $2.4 million for the 1999 second quarter. The 1999 second quarter includes a reclassification of $2.1 million from the reversion of a noncontributory, defined benefit pension plan which covered former employees of several previously discontinued operations of FNC Holdings Inc. ("Holdings") that was originally included in the net parent investment account on the balance sheet.

         INTEREST AND DEBT EXPENSE was $4.7 million for the 2000 second quarter compared with $4.8 million for the 1999 second quarter.

         Due to previously unrecognized tax benefits no income tax provision has been provided for in the second quarters of 2000 and 1999.


First half of 2000 compared with the first half of 1999

Results of operations

Net Sales

         NET SALES were $269.9 million for the twenty-eight weeks ended August 13, 2000 compared with $290.1 million in the 1999 first half which ended August 15, 1999. Total net sales decreased $20.2 million or 7% for the 2000 first half. Comparable store sales decreased 8.7% for the first half of 2000 due primarily to lower lawn and garden sales as a result of unfavorable weather patterns in virtually all markets where the Company operates with the midwest and northeast especially adversely effected.


Earnings

         COST OF SALES, INCLUDING BUYING AND OCCUPANCY EXPENSES, were $186.3 million in the 2000 first half compared to $195.4 million in the 1999 first half. Cost of sales, as a percentage of net sales, was 69% in the 2000 first half compared to 67.3% in the 1999 first half, an increase of 1.7 percentage points. Merchandise margins declined by .4 percentage points primarily due to increased promotional activity in the craft categories being phased out. Buying and occupancy costs increased by approximately 2.4% or $1 million due principally to increased occupancy costs of $1.8 million in the 2000 first half for the new stores opened during 1999 and the first half of 2000. These cost increases and the 7% sales decline contributed to a 1.3 percentage point increase in buying and occupancy costs as a percentage of sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES in the 2000 first half were $74.2 million compared to $73.3 million in the 1999 first half. The increase of approximately $.9 million or 1.2% includes the effect of a $1.3 million increase in payroll and other store expenses for new stores opened in 1999 and the first half of 2000. As a percentage of net sales, selling general and administrative expenses increased 2.2 percentage points to 27.5% in the 2000 first half compared to 25.3% in the 1999 first half.

         OPERATING INCOME (DEFINED AS "NET SALES LESS COST OF SALES, INCLUDING BUYING AND OCCUPANCY COSTS, AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES") for the 2000 first half was $9.4 million, a decrease of $12.1 million or 56.3%, compared to $21.5 million for the 1999 first half. The decline in operating income was primarily the result of decreased sales levels. Operating income, as a percentage of net sales was 3.5% of net sales for the 2000 first half, a decrease of 3.9 percentage points from the 7.4% for the 1999 first half.

         OTHER INCOME was $.2 million for the 2000 first half compared with $2.6 million for the 1999 first half. This decrease of $2.4 million was due primarily to the 1999 second quarter gain of $2.1 million from the reversion of the pension plan related to Holdings.

         INTEREST AND DEBT EXPENSE was $12.2 million for the 2000 first half compared with $11.6 million for the 1999 first half.

         INCOME TAXES for the 2000 first half represent a benefit resulting from the realization of certain net operating losses for which a full valuation allowance had been previously established. The Company reduced their valuation allowance by $.9 million based upon regulatory approval for certain tax matters and immediately realized the related deferred tax asset when the tax refund was received. As of August 13, 2000, the Company's remaining net deferred tax asset position is fully offset with a valuation allowance, due to the Company's historical operating results. Due to previously unrecognized tax benefits no income tax provision has been provided for in the first half of 2000 or the first half of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES. Net cash provided by operations in the 2000 first half was $22.1 million compared to net cash used in the 1999 first half of $8.6 million. The lower level of earnings for the 2000 first half was more than offset by the $35 million reduction in the balance sheet inventory levels as compared to the 1999 first half. The reduction in inventory occurred in two principal sectors. First, the lawn and garden hardline inventory, including fertilizers, tools and planters, was significantly reduced to bring the inventory levels in line with requirements. Second, the Company's strategy to phase out of certain product classes, especially general and juvenile crafts, reduced the inventory levels of these categories.

         INVESTING ACTIVITIES. Net cash used in investing activities in the 2000 first half was $12 million for capital expenditures, of which $5.3 million was for the three new stores opened in the 2000 first quarter and the anticipated remaining new stores to be opened in fiscal 2000 and $4.6 million for the new POS system that is expected to be implemented over the balance of 2000 and the first quarter of 2001.

         FINANCING ACTIVITIES. Net cash used in financing activities in the 2000 first half was $14.1 million which related primarily to the pay-down of bank debt of $27 million.

         On April 27, 2000 Cypress contributed $15 million and received 2,801,204 shares of Holdings common stock. The capital contribution is intended for the funding of the Company's new POS system for $12.5 million and $2.5 million for general corporate purposes. As a result of the capital contribution the Company's net parent investment increased by $15 million due to the cash transfer from Holdings to the Company.

         The 1999 first half includes a reclassification from the net parent investment account for the gross proceeds resulting from the reversion of a noncontributory, defined benefit pension plan which covered former employees of several previously discontinued operations of Holdings that was completed in the 1999 second quarter. The net surplus after the purchase of annuities reverted back to Holdings which in turn transferred the funds to the Company. The gross cash proceeds were $11.2 million which were used to fund a $2.8 million investment in the Company's 401(k) program for future company match contributions, payment of $1.7 million in excise taxes and $6.7 million used for general corporate purposes.

         At August 13, 2000 the Company had a Senior Secured Credit Facility (the "facility") with various banks and financial institutions providing for total borrowings of up to $128 million. The facility has a borrowing base tied to inventories and company-owned real estate which determines the borrowing availability at any given time based on the seasonality of the business. The Company had borrowings outstanding of $53 million and outstanding letters of credit of $7.8 million at August 13, 2000. The facility requires the Company to maintain certain financial ratios. The Company was in compliance with all of its covenants under the facility and other restrictions under all other debt agreements at August 13, 2000. Total long-term debt at August 13, 2000 was $169.3 million including borrowings under the facility, mortgages, capital leases, Subordinated Notes and the associated current portion of the aforementioned debt. Cash and cash equivalents were $4.8 million at the end of the 2000 first half.

         The Company has $115 million of subordinated notes outstanding. The Company and/or its affiliates may from time to time acquire subordinated notes on the open market or in private transactions.

         The Company believes its cash flow from operations, cash on hand and utilization of available borrowings under its facility are sufficient to meet the Company's ongoing liquidity needs. Management anticipates that total capital expenditures for fiscal 2000 will be approximately $27 million for new stores, general refurbishments and fixtures for existing stores and the implementation of the POS system. The Company anticipates opening six new stores in fiscal 2000, of which three stores were opened in the 2000 first quarter. Four of the six new stores expected to open in fiscal 2000 will be in a new market - the Tidewater area of Virginia. The remaining new stores will be in existing markets.

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

Dated:  September 15, 2000

                               EXHIBIT INDEX







Exhibit Number        Description of Exhibit
--------------        ----------------------

   (27)               Financial Data Schedule.