Form 10-Q
period 2000-11-05
FRANKS NURSERY & CRAFTS INC
filed 2000-12-20
CIK 38792

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(MARK ONE)                         FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended        November 5, 2000
                                          -------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                to
                                          ------------    ------------

                          Commission file number 1-5364
                                                 ---------------

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


                 1175 West Long Lake Road, Troy, Michigan 48098
                 ----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                Registrant's Telephone Number:  (248) 712-7000
                                              --------------------

    -------------------------------------------------------------------------
    Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report.

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
Yes              No
    -------        -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $1.00 par value, 1,000 shares outstanding as of December 20, 2000 held by FNC Holdings Inc. There is no public trading market for the outstanding shares.

                         FRANK'S NURSERY & CRAFTS, INC.

                         PART I - FINANCIAL INFORMATION


                         FRANK'S NURSERY & CRAFTS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)


                                Twelve Weeks Ended       Forty Weeks Ended
                              -----------------------  ----------------------
                              November 5, November 7,  November 5, November 7,
                                 2000        1999         2000        1999
                              ----------  ----------   ----------  ----------

NET SALES                     $  58,506   $  68,121     $ 328,426   $ 358,257

OPERATING COSTS AND EXPENSES:
  Cost of sales, including
    buying and occupancy         50,266      57,425       236,608     252,779
  Selling, general and
    administrative               26,151      28,595       100,341     101,864
  Amortization of goodwill          563         562         1,875       1,875
  Other income                     (126)       (182)         (325)     (2,777)
                              ---------   ---------     ---------   ---------
                                 76,854      86,400       338,499     353,741
                              ---------   ---------     ---------   ---------

INCOME (LOSS) FROM OPERATIONS   (18,348)    (18,279)      (10,073)      4,516
INTEREST AND DEBT EXPENSE         5,859       5,721        18,067      17,317
                              ---------   ---------     ---------   ---------
LOSS BEFORE INCOME TAXES        (24,207)    (24,000)      (28,140)    (12,801)
INCOME TAX BENEFIT                                           (949)
                              ---------   ---------     ---------   ---------
NET LOSS                      $ (24,207)  $ (24,000)    $ (27,191)  $ (12,801)
                              =========   =========     =========   =========

                         FRANK'S NURSERY & CRAFTS, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                            NOVEMBER 5, November 7,  January 30,
                                               2000        1999         2000
                                            ---------   ---------   -----------
                                            (UNAUDITED) (Unaudited)
    ASSETS
    CURRENT ASSETS:
      Cash and cash equivalents             $  10,118   $  10,510    $   8,855
      Marketable securities                     1,939       2,673        2,522
      Accounts receivable                         889       2,152        1,941
      Merchandise inventory                   125,889     149,768      100,823
      Prepaid expenses and other
        current assets                          5,822       5,923        7,260
                                            ---------   ---------    ---------
            Total current assets              144,657     171,026      121,401
                                            ---------   ---------    ---------

    PROPERTY, PLANT AND EQUIPMENT, NET        222,064     215,915      220,450
    GOODWILL, LESS ACCUMULATED
      AMORTIZATION OF $6,888,
        $3,888 AND $5,013                      90,754      93,192       92,629
    OTHER ASSETS AND DEFERRED CHARGES          14,470      14,893       15,153
                                            ---------   ---------    ---------
                                            $ 471,945   $ 495,026    $ 449,633
                                            =========   =========    =========

    LIABILITIES AND SHAREHOLDER'S EQUITY
    CURRENT LIABILITIES:
      Accounts payable                      $  46,832   $  42,446    $  14,998
      Accrued expenses                         32,095      33,476       41,172
      Notes payable to banks                   77,000      90,000       62,000
      Current portion of long-term debt         8,840       4,566        4,675
                                            ---------   ---------    ---------
            Total current liabilities         164,767     170,488      122,845
                                            ---------   ---------    ---------
    LONG-TERM DEBT:
      Senior debt                              44,435      52,768       51,741
      Subordinated debt                       115,000     115,000      115,000
                                            ---------   ---------    ---------
            Total long-term debt              159,435     167,768      166,741
                                            ---------   ---------    ---------

    OTHER LIABILITIES AND DEFERRED CREDITS     12,146      11,742       12,221

    SHAREHOLDER'S EQUITY:
      Common stock $1.00 par value,
        1,000 shares authorized,
          1,000 shares issued                       1           1            1
      Capital in excess of par value          165,999     165,999      165,999
      Net parent investment                    16,614       2,359        1,652
      Retained deficit                        (47,017)    (23,331)     (19,826)
                                            ---------   ---------    ---------
            Total shareholder's equity        135,597     145,028      147,826
                                            ---------   ---------    ---------
                                            $ 471,945   $ 495,026    $ 449,633
                                            =========   =========    =========

                         FRANK'S NURSERY & CRAFTS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                           Forty Weeks Ended
                                                        -----------------------
                                                        NOVEMBER 5,  November 7,
                                                            2000        1999
                                                        ----------   ----------
    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                          $ (27,191)  $  (12,801)
      Adjustments to reconcile net loss to
        net cash used in operations:
          Depreciation                                     14,183       13,312
          Amortization                                      2,954        2,847
          Gain from pension plan reversion                              (2,093)
          Other                                               (18)        (365)
                                                        ---------    ---------
                                                          (10,072)         900

      Changes in current assets and current liabilities:
        Accounts and notes receivable                       1,052          715
        Marketable securities                                 (93)      (2,894)
        Inventory                                         (25,066)     (51,837)
        Prepaid expenses                                    1,438          229
        Accounts payable                                   31,834        8,664
        Accrued expenses                                   (8,854)      (6,989)
                                                        ---------    ---------
      Net cash used in operations                          (9,761)     (51,212)
                                                        ---------    ---------

    CASH FLOWS USED IN INVESTING ACTIVITIES:
      Additions to property, plant and equipment          (15,797)     (19,991)
      Other                                                                 19
                                                        ---------    ---------
                                                          (15,797)     (19,972)
                                                        ---------    ---------


    CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase (decrease) in net parent investment         14,962       (2,322)
      Increase in notes payable to banks                   15,000       70,000
      Proceeds from the reversion of pension plan                       11,221
      Payment of long-term debt and capital lease
        obligations                                        (3,141)      (2,361)
                                                        ---------    ---------
      Net cash provided by financing activities            26,821       76,538
                                                        ---------    ---------
    INCREASE IN CASH AND CASH EQUIVALENTS                   1,263        5,354
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        8,855        5,156
                                                        ---------    ---------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  10,118    $  10,510
                                                        =========    =========

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

         Certain reclassifications have been made to prior years financial statements for the forty weeks ended November 7, 1999 to reflect a gain resulting from a pension plan reversion that was originally included in the net parent investment account on the balance sheet.


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


NOTE 3:  INCOME TAXES

         Income taxes for the 2000 forty weeks represent a benefit resulting from the realization of certain net operating losses for which a full valuation allowance had been previously established. The Company reduced their valuation allowance by $.9 million based upon regulatory approval for certain tax matters and immediately realized the related deferred tax asset when the tax refund was received. As of November 5, 2000, the Company's remaining net deferred tax asset position is fully offset with a valuation allowance, due to the Company's historical operating results.

         Due to previously unrecognized tax benefits, no income tax provision has been provided for the forty week periods of 2000 and 1999.

NOTE 4:  SUBSEQUENT EVENT

         During the third quarter the Company completed an analysis that targeted 44 stores that did not fit the Company's long term strategy and future capital investment plans. The size and age of the stores and lack of market penetration weighed heavily in the decision for closure despite the fact that the stores were marginally profitable. The stores are slated for closure in early fiscal 2001. The Company has retained an outside firm to handle the valuation and proposed sale of these properties subject to approval by its board of directors. Final approval of this transaction is also subject to release from the bank under the existing credit facilities. The Company expects to obtain such release in the fourth quarter and to provide a reserve for the store closures at that time.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Third quarter of 2000 compared with third quarter of 1999
Results of operations

Net Sales

         NET SALES were $58.5 million for the twelve week 2000 third quarter which ended November 5, 2000 compared with $68.1 million in the 1999 third quarter which ended November 7, 1999. Total net sales decreased 14.1% for the quarter and comparable store sales decreased 15.6%. The Company's decline in sales occurred principally in fertilizers, grass seeds and bulk goods due to adverse weather comparisons with the prior year, and in crafts as a result of continuing liquidations in this category.

Earnings

         COST OF SALES, INCLUDING BUYING AND OCCUPANCY EXPENSES, were $50.3 million in the 2000 third quarter compared to $57.4 million in the 1999 third quarter. Cost of sales, as a percentage of net sales, was 85.9% in the 2000 third quarter compared to 84.3% in the 1999 third quarter. Merchandise margins increased by 4.3 percentage points due primarily to improved margins in lawn and garden and crafts as well as favorable experience in vendor paybacks. Buying and occupancy costs increased by approximately 5.8% due principally to occupancy costs in the 2000 third quarter for the new stores opened during 1999 and the first three quarters of 2000. This cost increase and the 14.1% sales decrease results in a 5.9 percentage point increase in buying and occupancy costs as a percentage of net sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES in the 2000 third quarter were $26.2 million compared to $28.6 million in the 1999 third quarter. This decrease of approximately $2.4 million or 8.4% is due primarily to a reduction in advertising and corporate overhead expenses. As a percentage of net sales, selling general and administrative expenses increased 2.8 percentage points to 44.8% in the 2000 third quarter compared to 42.0% in the 1999 third quarter.

         OPERATING LOSS (DEFINED AS "NET SALES LESS COST OF SALES, INCLUDING BUYING AND OCCUPANCY COSTS, AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES") for the 2000 third quarter and the 1999 third quarter were both $17.9 million. The operating loss, as a percentage of net sales, was 30.6% for the 2000 third quarter, an increase of 4.3 percentage points compared to 26.3% for the 1999 third quarter.

         OTHER INCOME was $.1 million for the 2000 third quarter compared with $.2 million for the 1999 third quarter.

         INTEREST AND DEBT EXPENSE was $5.9 million for the 2000 third quarter compared with $5.7 million for the 1999 third quarter.

         Due to previously unrecognized tax benefits no income tax provision has been provided for in the third quarters of 2000 and 1999.


First three quarters of 2000 compared with the first three quarters of 1999

Results of operations

Net Sales

         NET SALES were $328.4 million for the first three quarters ended November 5, 2000 ("2000") compared with $358.3 million in the 1999 first three quarters which ended November 7, 1999 ("1999"). Total net sales decreased $29.9 million or 8.3% for 2000. Comparable store sales decreased 10.1% for 2000 due primarily to lower lawn and garden sales as a result of unfavorable weather patterns in virtually all markets where the Company operates with the midwest and northeast especially adversely effected.


Earnings

         COST OF SALES, INCLUDING BUYING AND OCCUPANCY EXPENSES, were $236.6 million in 2000 compared to $252.8 million in 1999. Cost of sales, as a percentage of net sales, was 72% in 2000 compared to 70.6% in 1999, an increase of 1.4 percentage points. Merchandise margins increased by .6 percentage points. Buying and occupancy costs increased by approximately 3.4% or $2 million due principally to increased occupancy costs of $2.7 million for new stores opened during 1999 and 2000. These cost increases and the 8.3% sales decline contributed to a two percentage point increase in buying and occupancy costs as a percentage of sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES in 2000 were $100.3 million compared to $101.9 million in 1999. The decrease of approximately $1.6 million or 1.6% includes the effect of a $1.9 million increase in payroll and other store expenses for new stores opened in 1999 and 2000. As a percentage of net sales, selling general and administrative expenses increased 2.2 percentage points to 30.6% in 2000 compared to 28.4% in 1999.

         OPERATING INCOME (DEFINED AS "NET SALES LESS COST OF SALES, INCLUDING BUYING AND OCCUPANCY COSTS, AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES") for 2000 was a loss of $8.5 million, a decrease of $12.1 million compared to income of $3.6 million for 1999. The decline in operating income was primarily the result of decreased sales levels. Operating income (loss), as a percentage of net sales was (2.6)% of net sales for 2000, a decrease of 3.6 percentage points from the 1% for 1999.

         OTHER INCOME was $.3 million for 2000 compared with $2.8 million for 1999. This decrease of $2.5 million was due primarily to the 1999 second quarter gain of $2.1 million from the reversion of a noncontributory, defined benefit pension plan which covered former employees of several previously discontinued operations of FNC Holdings Inc. that was originally included in the net parent investment account on the balance sheet.

         INTEREST AND DEBT EXPENSE was $18.1 million for 2000 compared with $17.3 million for 1999 due primarily to higher interest rates in 2000.

         INCOME TAXES for 2000 represent a benefit resulting from the realization of certain net operating losses for which a full valuation allowance had been previously established. The Company reduced their valuation allowance by $.9 million based upon regulatory approval for certain tax matters and immediately realized the related deferred tax asset when the tax refund was received. As of November 5, 2000, the Company's remaining net deferred tax asset position is fully offset with a valuation allowance, due to the Company's historical operating results. Due to previously unrecognized tax benefits no income tax provision has been provided for in 2000 or 1999.



LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES. Net cash used in operations in 2000 was $9.8 million compared to $51.2 million in 1999. The lower level of earnings for 2000 was more than offset by the $23.9 million reduction in the balance sheet inventory levels as compared to 1999. The reduction in inventory occurred in two principal sectors. First, the lawn and garden hardline inventory, including fertilizers, tools and planters, was significantly reduced to bring the inventory levels in line with requirements. Second, the Company's strategy to phase out of certain product classes, especially general and juvenile crafts, reduced the inventory levels of these categories.

         INVESTING ACTIVITIES. Net cash used in investing activities in 2000 was $15.8 million for capital expenditures, of which $6.5 million was for the six new stores opened in 2000 and $6.6 million for the new POS system that is expected to be implemented over the balance of 2000 and the first quarter of 2001.

         FINANCING ACTIVITIES. Net cash provided by financing activities in 2000 was $26.8 million which related primarily to an increase in bank debt of $15 million and an equity contribution from Cypress.

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

         Financing activities for 1999 includes a reclassification from the net parent investment account for the gross proceeds resulting from the reversion of a noncontributory, defined benefit pension plan which covered former employees of several previously discontinued operations of Holdings that was completed in the 1999 second quarter. The net surplus after the purchase of annuities reverted back to Holdings which in turn transferred the funds to the Company. The gross cash proceeds were $11.2 million which were used to fund a $2.8 million investment in the Company's 401(k) program for future company match contributions, payment of $1.7 million in excise taxes and $6.7 million used for general corporate purposes.

         At November 5, 2000 the Company had a Senior Secured Credit Facility (the "facility") with various banks and financial institutions providing for total borrowings of up to $127 million. The facility has a borrowing base tied to inventories and company-owned real estate which determines the borrowing availability at any given time based on the seasonality of the business. The Company had borrowings outstanding of $94 million and outstanding letters of credit of $7.1 million at November 5, 2000. The facility requires the Company to maintain certain financial ratios. The Company was in compliance with all of its covenants under the facility and other restrictions under all other debt agreements at November 5, 2000. Total long-term debt at November 5, 2000 was $168.3 million including borrowings under the facility, mortgages, capital leases, Subordinated Notes and the associated current portion of the aforementioned debt. Cash and cash equivalents were $10.1 million at the end of 2000.

         The Company has $115 million of subordinated notes outstanding. The Company and/or its affiliates may from time to time acquire subordinated notes on the open market or in private transactions.

         During the third quarter the Company completed an analysis that targeted 44 stores that did not fit the Company's long term strategy and future capital investment plans. The size and age of the stores and lack of market penetration weighed heavily in the decision for closure despite the fact that the stores were marginally profitable. The stores are slated for closure in early fiscal 2001. The Company has retained an outside firm to handle the valuation and proposed sale of these properties subject to approval by its board of directors. Final approval of this transaction is also subject to release from the bank under the existing credit facilities. The Company expects to obtain such release in the fourth quarter and to provide a reserve for the store closures at that time.

         As a result of its financial situation at the end of the third fiscal quarter and sales during the fourth fiscal quarter to date, the Company expects that it will require additional working capital financing in early 2001. The Company is currently evaluating the potential sale of certain assets. These asset sales will contribute to meeting the Company's working capital needs. The Company anticipates that, if completed, the proceeds of the sales will not be sufficient to meet future liquidity needs fully, and the Company will be required to negotiate additional financings or sell additional assets. The Company is in discussions with the agent for its senior bank lenders concerning its financing requirements, but there can be no assurance the required financing can be arranged. Management anticipates that total capital expenditures for fiscal 2000 will be approximately $25 million for new stores, general refurbishments and fixtures for existing stores and the implementation of the POS system. The Company opened six new prototype stores for fiscal 2000, including four in the Tidewater area of Virginia - the newest market for the Company.


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


                                      FRANK'S NURSERY & CRAFTS, INC.


                             By:       /s/ Joseph R. Baczko
                                      -------------------------------
                                      Joseph R. Baczko
                                      Chairman, Chief Executive
                                      Officer



                             By:       /s/ Larry T. Lakin
                                      -------------------------------
                                      Larry T. Lakin
                                      Vice Chairman,
                                      Chief Financial Officer


Dated:  December 20, 2000

                                  EXHIBIT INDEX


Exhibit No.                Description

    27                     Financial Data Schedule