Form 10-K405
period 2001-01-28
FRANKS NURSERY & CRAFTS INC
filed 2001-04-30
CIK 38792

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 28, 2001
                          ----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                 to
                               ---------------    ---------------

                          Commission file number 1-5364
                                                 ------


                         FRANK'S NURSERY & CRAFTS, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              MICHIGAN                                 38-1561374
     ---------------------------                  -------------------
    (State or other jurisdiction                    (I.R.S. employer
   of incorporation or organization)               identification no.)


                       1175 West Long Lake, Troy, MI  48098
                   -------------------------------------------
               (Address of principal executive offices)   (Zip code)


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

Yes     X                           No
   -----------                        -----------


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the registrant's Common Stock, $1.00 par value, held by non-affiliates as of April 30, 2001: -0-.

     Number of voting shares of the registrant's Common Stock outstanding as of April 30, 2001: 1,000 held by FNC Holdings Inc.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None






























                            [Cover page 2 of 2 pages]

                                     PART I

ITEM 1. BUSINESS


OVERVIEW

     Frank's Nursery & Crafts, Inc. ("Frank's", the "Company" or the "Registrant") operates the largest chain (as measured by sales) in the United States of specialty retail stores devoted to the sale of lawn and garden products. In addition, the Company sells dried and artificial flowers and arrangements, Christmas merchandise, and home decor. As of January 28, 2001, the Company operated 218 retail stores in 14 states primarily in the East, Middle Atlantic and Midwest regions of the country under the name Frank's Nursery & Crafts(R). References to "Holdings" refer to the sole shareholder of Frank's, FNC Holdings Inc. (formerly known as General Host Corporation), a New York Corporation. In December 1997 Holdings was acquired by The Cypress Group LLC ("Cypress"), a New York based private equity group. Unless otherwise stated, all statistics in this Item were compiled as of January 28, 2001("fiscal year 2000").

     Frank's was incorporated under the laws of the State of Michigan in 1957. The Company operates entirely in one industry segment, the lawn and garden retail industry as defined below. The Company's principal executive offices are located at 1175 West Long Lake, Troy, Michigan 48098, and its telephone number is (248) 712- 7000.


RECENT DEVELOPMENTS

     Subsequent to the end of fiscal year 2000, on February 19, 2001 (the "Petition Date"), the Company and Holdings (the "Debtors") each filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") within the United States Bankruptcy Court for the District of Maryland, Baltimore Division (the "Court"). An Official Committee of Unsecured Creditors has been appointed in the Chapter 11 cases. In a Chapter 11 filing, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of all pre-petition liabilities are stayed while the Debtors continue their business operations as debtors-in-possession. In addition, in the Chapter 11 cases, the Debtors may reject executory contracts and lease obligations. In the Chapter 11 cases the Debtors obtained a $100 million debtor-in-possession financing agreement to finance the Company's working capital requirements and retire the Company's pre-petition debt under its Senior Revolving Credit Facility.

     The Company's decision to seek Chapter 11 protection was, in part, the consequence of several developments during fiscal year 2000 relating to sales, asset disposition and funding.

     During the first half of 2000, corresponding to the Company's peak lawn and garden season, adverse weather patterns across the Company's principal retail markets negatively impacted its lawn and garden product sales. For the first half of 2000, the Company reported a total sales decline of 7% compared to the corresponding period in 1999, while comparable store sales declined 8.7%. During the third quarter of 2000, the Company decided to close 44 under-performing stores, liquidate their inventories, and sell 33 of the 44 closed stores, all of which were Company-owned properties. During the fourth quarter of 2000, consistent with the general softness in sales and heavy price promotional activities throughout the retailing industry, it became apparent that the Company's Trim-a-Tree holiday season sales were below expectations. In the later part of the fourth quarter, it also became apparent that the Company's expectations from property sales were not achievable, in part, because of deteriorating retail real estate and financial market conditions overall.

     During January of 2001, notwithstanding excess borrowing availability under its existing bank credit facilities, the Company was unable to draw down sufficient funding to meet its planned working capital needs because its banks asserted (although the Company disputed) that various conditions to borrowing had not been met. In the relatively short period between the time that its credit facilities were curtailed and the necessity of securing alternative financing, it became apparent that the most appropriate method to secure financing, ensure product availability for the spring season, and achieve restructuring objectives was through Chapter 11 filings.

     The Company's objectives include ensuring a successful spring season and proposing a reorganization plan that will provide for prompt emergence from Chapter 11.

THE LAWN AND GARDEN INDUSTRY

     The Company believes that the overall retail market for lawn and garden products, defined to include green goods for both outdoor and indoor usage, fertilizers, gardening accessories, lawn and patio furniture, Christmas Trim-a-Tree merchandise and snow removal, power equipment, barbecues and watering accessories, was approximately $84.6 billion in 2000 and grew at 3.5% over the $81.7 billion estimated for 1999. The Company also believes that, for the 10 years covering the period 1991 through 2000, the lawn and garden industry grew at a compound annual growth rate of approximately 5%. Among other factors, the Company believes that the principal reasons for this sustained growth were the popularity of gardening as a leisure activity, new home construction and favorable demographic trends such as the aging of the baby-boomer population. The industry growth in 2000 was lower than the ten year annual growth rate due largely to unusual weather patterns especially in the midwest and east where a cold and wet spring and summer depressed sales.

     The lawn and garden market is highly seasonal, with the spring season accounting for the majority of annual product sales. The market for green goods is generally non-branded and highly differentiated by both specimen and quality while the market for hard goods, fertilizers and chemicals is composed of both national and private label brands. At the retail level the lawn and garden market is highly fragmented and consists of national and regional chains of specialty retailers, mass merchants and home centers as well as thousands of local, independent garden centers and nurseries. With the exception of the garden center and nursery segment, few retailers operate their lawn and garden centers on a year round basis or as full line lawn and garden retailers. The Company believes that the top ten retailing companies represented approximately 16% of industry sales in 1999. The Company believes that the primary competitive factors in lawn and garden retailing include breadth of product assortment, product quality, price and knowledgeable service. The Company believes that it competes effectively on the above factors, as well as others, and that its competence in the retailing of lawn and garden products will enable it to gain market share in the future from increased penetration of its existing markets as well as from geographic expansion to new ones.

COMPANY STRATEGY

     After the acquisition of General Host by Cypress, Frank's management set out to reposition the Company's merchandising strategy and concentrate on three major sectors: lawn and garden, floral and home decor and Christmas Trim-a-Tree. Merchandising lines such as pet foods and general and juvenile crafts, among others, which had been a part of Frank's range prior to the acquisition, were deemed no longer appropriate to these new directions and a phased discontinuation plan was put into effect. This plan was essentially completed during fiscal year 2000.

     The Company's core strategy centers on the lawn and garden market where the Company intends to enhance its leadership position within the specialty retailing segment of that market. The Company's objective is to provide the gardening enthusiast with the broadest assortment of quality plants, growing products, specialty tools and gardening accessories at competitive prices backed by knowledgeable service.

     The Company also provides the leading assortment of floral and home decor products, including premium artificial flowers and arrangements for the do-it-yourself decorator as well as to those preferring finished arrangements. In addition, a leading assortment of decorative candles, vases and floral containers, ribbons, picture frames and accent pieces for the home or patio is offered. Product positioning is tied closely to garden and nature themes.

     The Company's Christmas Trim-a-Tree selection is aimed at providing its customers with the broadest assortment of quality artificial trees, wreaths, tree decorations, lights and holiday decor and to serve as a one-stop shopping destination for these holiday related purchases.

     The Company utilizes extensive marketing and advertising efforts to communicate with its customers through newspaper advertising, weekly inserts and radio. The Company also makes extensive use of public relations, local sponsorships and promotions to enhance the branding of its stores.

     During fiscal year 2000, the Company began the installation of a new point-of-sale system aimed at substantially enhancing transaction processes and improving customer service flows at its store check-out areas. Installation of the system was completed at approximately 50% of the stores during fiscal year 2000 with the balance planned for completion by spring 2001.

     During fiscal 2000, the Company opened six new stores, of which four were in a new market, Tidewater, Virginia. All the stores opened in fiscal 2000 incorporated the new prototype store designs. The Company opened one additional new prototype store on April 7, 2001. The Company does not currently intend to open additional stores while operating in Chapter 11, but does believe that the long term strategy of the Company should include an aggressive store opening program supported by a geographic diversification.

     The Company believes that the strategy outlined above is sound and unaffected by the Chapter 11 filing. However, the Company performed an in-depth evaluation of individual store sales, profitability and growth potential during fiscal year 2000 and identified 44 stores to be closed. These stores were closed and the inventory liquidated by the end of March 2001. Further store profitability analysis was completed in early 2001, which identified an additional 22 leased stores for closing. It is anticipated that these stores will be closed by the end of June 2001. An additional two stores were closed; one in December 2000 and the other in March 2001, bringing the total closed stores to 68. The Company believes that the remaining 196 stores as of April 30, 2001 represent a viable base for the future growth of the Company. The Company, however, intends to continue monitoring store performance and will make additional adjustments if appropriate.

PRODUCT CATEGORIES

     The Company operates a chain of specialty retail stores devoted to the sale of lawn and garden, Christmas and floral and home decor. The principal products sold at the Company's retail stores are as follows:

                       Percentage of
                         Sales In
Product Line          Fiscal Year 2000            Description
------------          ----------------            -----------
Lawn and garden             67%             Roses, potted plants, annual and
                                            perennial flowering plants, trees
                                            (including live Christmas trees),
                                            shrubs, fertilizers, seeds and
                                            bulbs, mulches, plant accessories,
                                            hoses and garden tools and
                                            equipment, bird houses, feeders,
                                            seed and accessories


Floral and Home Decor       19              Dried, silk and acrylic flowers,
                                            arrangements, candles, paint and
                                            paint accessories, picture frames,
                                            frame art and decorative home
                                            accessories


Christmas                   14              Artificial Christmas trees, indoor
                                            and outdoor lights, decorations and
                                            trimmings

                           100%
                           ====

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


SEASONALITY

     The Company's business is highly seasonal and subject to the impact of weather conditions, which may affect consumer purchasing patterns. In fiscal 2000, 43% of the Company's sales occurred during the spring season (late March to mid-June) and 23% occurred during the Christmas season (November to late December). Normally, spring is the most profitable season, and Christmas is the next most profitable season. Operating losses usually are experienced during the other periods of the year. The Company's slowest selling seasons are typically the period from the beginning of the calendar year until the start of the spring selling season, and from mid-July to October.

VENDORS

     Substantially all of the plants and products the Company sells are purchased from approximately 770 outside vendors. Alternative sources of supply are generally available for all products sold by the Company.

STORE OPERATIONS AND MANAGEMENT

     The Company's stores are normally open 87 hours per week, with the average store opening at 8 a.m. and closing at 9 p.m.

     The average store has approximately 20-25 part and full-time employees, including a store manager, an assistant manager and up to six department specialists responsible for the various product lines. The permanent store staff is generally supplemented at seasonal peaks by temporary employees.

EMPLOYEES

     At January 28, 2001 the Company's employee base was approximately 5,100 including seasonal employees. The Company's entire employee base is non-union and management considers its employee relations to be good.

DISTRIBUTION

     The Company operates distribution centers in Harrisburg, Pennsylvania and Howe, Indiana. In addition, the Company leases temporary third party distribution centers for the Christmas season.

     These centers delivered approximately 50% of all merchandise to the stores in 2000, primarily using contract carriers. The balance of the products are delivered directly to stores by vendors.


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

     As of January 28, 2001, the Company operated 218 Frank's stores, 153 of which were leased (39 of which are subject to ground leases) and 65 were owned. The following is a summary of store properties by state:

                       NUMBER OF FRANK'S STORES PER STATE
                       ----------------------------------
               Michigan........................................38
               Illinois........................................33
               Ohio............................................21
               Pennsylvania....................................21
               New Jersey......................................17
               New York........................................15
               Maryland........................................15
               Minnesota.......................................15
               Indiana.........................................14
               Virginia........................................10
               Connecticut......................................9
               Missouri.........................................6
               Florida..........................................2
               Kentucky......................................   2
                                                             ----
               Total......................................... 218
                                                             ====

     In addition, 44 stores were operated as of January 28, 2001 as closing stores by a third party liquidation company. Thirty-three of these stores are owned, ten are leased and one is a ground lease.

     The Company owns one and leases eight additional store locations which were previously operated as Frank's stores. The Company is actively engaged in the leasing, sub-leasing and releasing of these properties. In fiscal 2000 the Company closed one store and opened six new locations.

     The Company's existing stores are generally located on three- acre sites. A typical store in which the overhang area leading to the yard has been enclosed includes 18,500 square feet of indoor space (16,000 square feet of sales area and 2,500 square feet of storage area), 17,000 square feet of outdoor selling area and ample onsite parking. The stores are designed in a "supermarket" format familiar to customers, and shopping is done with carts in wide aisles with attractive displays. Traffic design is intended to enhance the opportunity for impulse purchases. Most stores are free-standing and located adjacent to or near shopping centers; some stores are part of strip centers.

     In fiscal 2001 the Company plans to open one new store. The aggregate cost of any future expansion is dependent upon the method of financing new stores. Such methods include build-to-suit leases, conversion of existing buildings, and land purchases with Company-funded construction. The cost of these methods ranges from approximately $500,000 per store for build-to-suit leases to $3 to $3.5 million per store for Company-owned stores including the purchase of land. The new prototype stores introduced in 1999 are located on approximately four-acre sites. The stores are designed with 23,000 square feet of indoor selling space and 32,000 of outdoor selling area inclusive of 6000 sq. ft. of enclosed nursery area. The Company intends to open new stores via build-to-suit operating leases whenever possible.

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


ITEM 3. LEGAL PROCEEDINGS

     In the normal course of business the Company is subject to various claims. These claims should be resolved in connection with the Company's Chapter 11 cases. In the opinion of management, any ultimate liability arising from or related to these claims should not have a material adverse effect on future results of operations or the financial position of the Company.



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

                                                                         Four Weeks   Forty-Eight
                                                                              Ended   Weeks Ended
                                                                         January 25,  December 28,
For the fiscal year:        2000              1999             1998            1998          1997        1996
                       ---------          --------        ---------      ----------   -----------    --------
(In thousands)
Net Sales              $ 436,947          $487,332         $512,101        $ 14,814      $515,204    $530,752

Income (loss) before
  extraordinary item   $(168,290)         $ (9,296)        $  7,522        $(12,904)     $(18,465)   $(11,791)
Extraordinary item     $    -0-           $    -0-         $ (5,148)       $    -0-      $    -0-    $    -0-
Net income (loss)      $(168,290)         $ (9,296)        $  2,374        $(12,904)     $(18,465)   $(11,791)

Balance Sheet Data:
Total Assets           $ 286,021          $449,633         $433,263        $433,679      $469,998    $344,023
Total debt, including
  current portion      $ 214,310          $233,416         $194,695        $178,969      $169,067    $195,015
Shareholder's equity
 (deficiency in assets)$  (5,939)         $147,826         $151,063        $152,403      $166,441    $ 75,681

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

FISCAL 2000 COMPARED TO FISCAL 1999

Net Sales. Sales were $437 million for the 2000 fiscal year compared to $487.3 million for the 1999 fiscal year, a decrease of 10.3%. Comparable store sales declined 10.8%. Comparative net sales were negatively impacted by lower lawn and garden sales resulting from unfavorable weather patterns in virtually all markets where the Company operates with the midwest and northeast especially adversely effected. In addition, Christmas trim-a-tree sales declined as a result of general softness in retail during that period, and craft sales decreased due to a lower number of customers resulting from the lawn and garden and Christmas factors explained above.

Cost of Sales Including Buying and Occupancy. Cost of sales including buying and occupancy expenses were $317.1 million in fiscal 2000 compared to $337.2 million in fiscal 1999. This reduction of $20.1 million amounted to a 6% decrease. Cost of sales, as a percentage of net sales, increased by 3.4 percentage points to 72.6% in 2000 compared to 69.2% in 1999. Included in the fiscal 2000 costs were $3.2 million of charges for a lower of cost or market reserve for the inventory liquidated under the 2000 store closure program (refer to Note 2 of the Notes to Financial Statements for further discussion). Buying and occupancy costs increased by approximately 3.6% or $2.6 million due principally to increased occupancy costs of $3.5 million for new stores opened during fiscal 1999 and 2000. These cost increases and the 10.3% sales decline contributed to a 2.4% increase in buying and occupancy costs as a percentage of sales. Overall merchandise margins approximated the prior year.

Selling, General & Administrative Expense. Selling, general and administrative expense for fiscal 2000 was $136.7 million compared to $137.7 million in fiscal 1999. The decline of $1 million includes the effect of a $2.5 million increase in payroll and other store expenses for new stores opened in fiscal 1999 and 2000. As a percentage of net sales, selling, general and administrative expenses increased by 3.1 percentage points to 31.3% in 2000 compared to 28.2% in 1999.

Operating Income (defined as "net sales less cost of sales including buying and occupancy costs, and selling, general and administrative expenses"). The operating loss for fiscal 2000 was $16.9 million compared to operating income of $12.5 million in fiscal 1999. The increased operating loss was primarily the result of decreased sales levels and the lower of cost or market reserve for the inventory liquidation under the 2000 store closure program, as explained above. The operating loss, as a percentage of net sales, was (3.9)% for 2000, an increase of 6.5 percentage points from 2.6% of operating income for 1999.

Restructuring and Asset Impairment Charges. As a result of the Company's operating losses for fiscal 2000 and the filing under Chapter 11, as discussed in "Liquidity and Capital Resources" below, the Company performed an impairment analysis as required under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The estimated fair value of the impaired assets was determined by comparing expected future cash flows for each store to the combined net property, plant and equipment and allocated goodwill. This analysis and the impact of the Chapter 11 filing, in connection with which the Company rejected store leases relating to a store closing provision from fiscal 1993 and 22 current store leases (subject to Bankruptcy Court approval), resulted in the Company recording a restructuring and asset impairment charge of $127 million for fiscal 2000. The charge consists of $73.6 million for the write-down of goodwill, $46.2 million for the write-down of fixed assets, $14 million for the 2000 store closure program and $.8 million for bankruptcy costs offset by $7.6 million for the elimination of previously recorded store closing liabilities from fiscal 1993 as a result of rejected store leases.

Other Income. Other income for fiscal 2000 was $1 million compared to $3.5 million in fiscal 1999 which included a gain of $2.1 million from the reversion of a noncontributory, defined benefit pension plan which covered former employees of several discontinued operations of Holdings.

Interest and Debt Expense. Interest and debt expense was $23.9 million in fiscal 2000 compared with $22.8 million in fiscal 1999. The increase is the result of a higher level of outstanding borrowings and interest rates under the credit facility during 2000.

Income Taxes. For fiscal 2000 income taxes represent a benefit resulting from the realization of certain net operating losses for which a full valuation allowance had been previously established. The Company reduced its valuation allowance by $.9 million based upon regulatory approval for certain tax matters and immediately realized the related deferred tax asset when the tax refund was received. As of January 28, 2001, the Company's remaining net deferred tax asset position is fully offset with a valuation allowance, due to the Company's historical operating results. Due to the previously unrecognized tax benefits, no income tax provision has been provided for in fiscal 2000 and 1999.


FISCAL 1999 COMPARED TO FISCAL 1998

Net Sales. Sales were $487.3 million for the 1999 fiscal year compared to $512.1 million for the 1998 fiscal year, a decrease of 4.8%. Comparable store sales declined 5.1%. Comparative net sales were negatively impacted by the phasing out of certain craft categories and unfavorable weather patterns in certain key markets including heavy rainfall in early spring in the midwest and extreme drought conditions and water restrictions in major markets in the east in the summer of 1999. The core lawn and garden business was flat on a same-store basis despite the unfavorable weather patterns.

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


Liquidity and Capital Resources

Significant Events. The Company and Holdings each filed a voluntary petition under Chapter 11 within the United States Bankruptcy Court for the District of Maryland, Baltimore Division on February 19, 2001. An Official Committee of Unsecured Creditors, has been appointed in the Chapter 11 cases. In a Chapter 11 case, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of all pre-petition liabilities are stayed while the Debtors continue their business operations as debtors-in-possession. In addition, in the Chapter 11 cases, the Debtors may reject executory contracts and lease obligations. In the Chapter 11 cases the Debtors obtained a $100 million debtor-in-possession financing agreement to finance the Company's working capital requirements and retire the Company's pre-petition debt under its credit facility. The Company's financial statements for the year ended January 28, 2001 have been prepared assuming that the Company will continue as a going concern, and not under the liquidation basis of accounting.

2000 Store Closure Program. During the third quarter of fiscal 2000 the Company completed an analysis that targeted 44 stores that no longer fit the Company's long term growth strategy and future capital investment plans. The sale of the stores was subject to lender consent under the Company's credit facility, which was obtained during the fourth quarter. All the 44 stores were closed as of the end of March 2001. The Company anticipates completion of the sale of these stores by the end of fiscal 2001, contingent upon approval by the Bankruptcy Court. In connection with these closures, the Company recorded $17.2 million of charges, of which $3.2 million represents a lower of cost or market reserve for the inventory that was liquidated, which is included in cost of goods sold. The remaining $14 million is included in the restructuring and asset impairment charge of $127 million. Of the $14 million, approximately $.8 million represents termination benefits and severance costs, and the remaining $13.2 million relates primarily to the write-down of fixed assets to the lower of carrying amount or fair value. Fair value was measured by using the estimated net selling price based upon actual bids and appraisals. The estimated fair value of these stores is $33.5 million and is shown in the current asset section of the balance sheet as assets to be disposed of at January 28, 2001.

Operating Activities. Net cash provided by operations for fiscal 2000 was $26.4 million compared to cash used in operations for fiscal 1999 of $15.1 million. The lower level of earnings (net of the restructuring and asset impairment and other noncash charges) was more than offset by the $27.7 million reduction in the balance sheet inventory levels as compared to fiscal 1999. The reduction in inventory occurred in two principal sectors. First, the lawn and garden hardline inventory, including fertilizers, tools and planters, was significantly reduced to bring the inventory levels in line with requirements. Second, the Company's strategy to phase out of certain product classes, especially general and juvenile crafts, reduced the inventory levels of these categories. In addition the 2000 store closure program lessened the cash requirements for the fiscal 2000 Christmas season. Also, at the end of the 2000 fourth quarter the bank's reduction of funding availability under the credit facility contributed to the lower level of accounts payable payments by approximately $13 million when compared to the prior year change.

Investing Activities. Net cash used in investing activities for fiscal 2000 was $16.5 million compared to $28.8 million in fiscal 1999. Capital expenditures in 2000 were $17.6 million and included approximately $7.3 million for new stores, $3.3 million for store refurbishments and new fixtures and $7 million for new information technology systems. Expenditures exclude another $3.9 million of equipment under capital lease for the Company's new POS system.

Financing Activities. Net cash used in financing activities for fiscal 2000 was $8.1 million compared to cash provided by financing activities of $47.6 million for fiscal 1999. The $8.1 million used in fiscal 2000 related to payment of bank debt offset by an increase in the net parent investment for a $15 million equity contribution from Cypress. On April 27, 2000 Cypress contributed $15 million and received 2,801,204 shares of Holdings common stock. The capital contribution is intended for the funding of the Company's new POS system for $12.5 million and $2.5 million for general corporate purposes. The $47.6 million provided in 1999 was due primarily to a net increase in short-term borrowings under the Senior Secured Credit Facility of $42 million. In addition, Holdings completed the reversion of a noncontributory, defined benefit pension plan which covered former employees of several discontinued operations. The net surplus after the purchase of annuities reverted back to Holdings which in turn transferred the funds to the Company. The gross cash proceeds were $11.2 million, which were used to fund a $2.8 million investment in the Company's 401(k) program for future company match contributions, payment of $1.7 million in excise taxes and $6.7 million used for general corporate purposes.

At January 28, 2001 the Company had a Senior Secured Credit Facility (the "credit facility") with various banks and financial institutions providing for total borrowings of up to $125 million. The Company had borrowings outstanding of $62.3 million and outstanding letters of credit of $2.8 million at January 28, 2001. During the fiscal 2000 fourth quarter the Company, although having borrowing availability under the credit facility, was unable to draw sufficient funding to meet its working capital needs. The Company did not make the quarterly term loan payment on January 29, 2001 as it was unable to secure alternative funding. These factors contributed to the Chapter 11 filing. The credit facility requires the Company to maintain certain financial ratios. As of the close of business on January 28, 2001 the Company was in default of its financial covenants under the credit facility.

The Company's subordinated notes contain cross defaults that were violated when the Company defaulted on covenants under the credit facility. In addition the Company defaulted on the interest payment due in March, 2001; therefore, the $115 million of subordinated notes has been classified as current at January 28, 2001.

Total debt at January 28, 2001 was $214 million including borrowings under the credit facility, mortgages, capital leases, and subordinated notes. As a result of the debt covenant defaults and the Chapter 11 filing all the debt, except for $5.4 million of capital leases, has been classified as current as of January 28, 2001. Cash and cash equivalents were $10.6 million at the end of fiscal 2000.

The Company negotiated a $100 million debtor-in-possession agreement (the "DIP Financing") dated February 19, 2001 for two years to finance the Company's working capital requirements. The Company utilized $62.1 million (including interest and fees) of the DIP financing to pay off the existing debt under the credit facility on February 21, 2001.

The Company's most significant cash requirements for the next fiscal year are for seasonal buildup of merchandise inventories and bankruptcy related expenditures. In fiscal 2001 the Company anticipates spending $4 million for capital expenditures, including fixtures for one new store that opened on April 7, 2001, the remaining implementation of the POS system that will be fully operational in all stores as of the end of April, 2001 and general store capital expenditures.

As previously discussed, the Company will operate its business as debtor-in-possession, but may not engage in transactions outside of the ordinary course of business without approval of the Bankruptcy Court. The Company is planning to implement a reorganization plan that would include cost reductions, improved operating efficiencies and increased financial flexibility. In addition, the Company's DIP Financing imposes certain operating and financial covenant restrictions that are dependent on the Company achieving satisfactory levels of profitability and cash flow from operations. Additionally, the Company's business depends, in part, on normal weather patterns across its markets. Any unusual weather patterns in the Company's markets can have a material and adverse impact on the

Company's business and financial condition, particularly the lawn and garden sector. The ability of the Company to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the DIP financing covenants and the ability to generate sufficient cash from operations and financing sources to meet obligations. There can be no assurances that the Company will be successful in reorganizing under Chapter 11, which could result in liquidation. The accompanying financial statements do not include any adjustments that would be required if the Company were in liquidation.


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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company perceives its only market interest rate risk to be limited to borrowings under the credit facility. These borrowings are at variable interest rates; and therefore, the related interest expense is sensitive to changes in the general level of U.S. interest rates and the LIBOR (London Interbank Offering Rate). The Company had borrowings outstanding under this credit facility of $62.3 million at January 28, 2001 with a weighted average interest rate of approximately 10% compared with $80.9 million at January 30, 2000 with a weighted average interest rate of approximately 9.7%. A significant portion of the Company's interest expense has been fixed through issuance of the Company's $115 million Senior Subordinated Notes due March 2008. The fixed interest rate on the Senior Subordinated Notes is 10 1/4%.






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

            NAME                               AGE                            POSITION
      ---------------                          ---                     -----------------------
Joseph R. Baczko                               55                    Chairman of the Board of
                                                                     Directors and Chief Executive
                                                                     Officer

Adam Szopinski                                 55                    President, Chief Operating
                                                                     Officer and Director

Larry T. Lakin                                 61                    Vice Chairman, Chief Financial
                                                                     Officer, Treasurer and Director

David P. Spalding                              46                    Director

James A. Stern                                 50                    Director

Bahram Shirazi                                 37                    Director

Jeffrey P. Hughes                              60                    Director


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

     Jeffrey P. Hughes became a director in February 2001 and has been Vice Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, Mr. Hughes spent 26 years at Lehman Brothers as a senior investment banker and merchant banker and became a partner in 1976. Mr. Hughes is also on the Board of Duke University Law School.






COMPENSATION OF DIRECTORS

     The Company currently pays no compensation to its non-employee directors, nor does it pay any additional remuneration to employees or executive officers of the Company for serving as directors.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation for services rendered in all capacities to the Company for the fiscal years ended January 31, 1999 (fiscal year 1998), January 30, 2000 (fiscal year 1999) and January 28, 2001 (fiscal year 2000) for those persons who were at January 28, 2001, the Chief Executive Officer and the other two most highly compensated executive officers of the Company. The Chief Executive Officer and the two most highly compensated officers will be referred to collectively as the "Named Officers".


                           SUMMARY COMPENSATION TABLE

                                        Annual Compensation
                               ------------------------------------
                                                                     Other        All Other
                              Fiscal                                 Annual      Compensation
Name and Principal Position    Year    Salary($)  Bonus ($)(1)  Compensation(2)    ($)(4)
---------------------------   ------   ---------  ------------  ---------------  ------------
Joseph R. Baczko               1998    $ 500,000   $ 250,000     $    53,300         $   992
Chairman of the Board          1999    $ 566,360   $     -0-     $   357,385 (3)     $ 6,632
Chief Executive Officer        2000    $ 575,000   $     -0-     $    52,714         $11,710

Adam Szopinski                 1998    $ 250,000   $ 125,000     $    38,193         $   497
President                      1999    $ 294,222   $     -0-     $    44,113         $ 9,232 (5)
Chief Operating Officer        2000    $ 300,000   $     -0-     $    49,328         $11,254 (5)

Larry T. Lakin                 1998    $ 250,000   $ 125,000     $    38,402         $   702
Vice Chairman                  1999    $ 294,222   $     -0-     $    46,973         $ 7,702
Chief Financial Officer        2000    $ 300,000   $     -0-     $    46,933         $12,165

William C. Boyd                1998    $ 163,000   $  48,000     $       -0-          $   67
Executive Vice President       1999    $ 163,000   $     -0-     $       -0-          $   67

(1) Amounts earned under the Executive Officer Incentive Program of the Company for services rendered in the respective fiscal years.

(2)  Represents living expenses paid by the Company including the tax effect.

(3) Of this amount, $294,770 represents relocation paid to Mr. Baczko including the tax effect.

(4) Includes insurance premiums paid by the Company on behalf of the Named Officers for term and supplemental life insurance for 1998. For 1999 and 2000 also includes short-term disability and medical insurance.

(5) Includes the Company match under the Company's 401(k) plan on behalf of Mr. Szopinski of $3,461 for 2000 and $5,000 for 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     For the Company's 2000 fiscal year, Mr. Spalding, Mr. Stern and Mr. Shirazi were the members of the Company's Compensation Committee.

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

              Committee Members:   David P. Spalding
                                   James A. Stern
                                   Bahram Shirazi

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the outstanding capital stock of the Company is owned by Holdings. The authorized capital stock of Holdings consists of 100,000,000 shares of Holdings Common Stock and 1,000,000 shares of preferred stock, par value $1.00 per share. As of April 30, 2001, 33,801,204 shares of Holdings Common Stock and no shares of preferred stock were issued and outstanding on a fully diluted basis.

     The following table sets forth certain information as to the beneficial ownership of Holdings Common Stock as of April 30, 2001 by (i) owners of more than 5% of the outstanding shares of Holdings Common Stock, (ii) each executive officer and director of Holdings, and (iii) all executive officers and directors of Holdings, as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                                                             Shares of Holdings Common Stock
                                                             -------------------------------

                                                                Amount             Percentage
                                                             Beneficially              of
                                                                Owned                 Class
                                                             ------------          ----------
Beneficial Owners

PRINCIPAL SHAREHOLDERS:

Cypress Merchant Banking Partners L.P.(a)                     31,959,182              94.6%
Cypress Offshore Partners L.P. (a)(b)                          1,655,275               4.9%

EXECUTIVE OFFICERS AND DIRECTORS:

 Joseph R. Baczko                                                186,747                 *
 Adam Szopinski                                                     --                  --
 Larry T. Lakin                                                     --                  --
 William C. Boyd                                                    --                  --
 David P. Spalding(b)                                               --                  --
 James A. Stern(b)                                                  --                  --
 Bahram Shirazi                                                     --                  --
 Jeffrey P. Hughes                                                  --                  --
All executive officers and directors as a group                  186,747                 *

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The summary of the following agreement does not purport to be complete and, while the Company believes that the summary of the material provisions of such agreement is accurate and a complete summary of all material terms, such summary is subject to, and qualified in its entirety by reference to, the agreement summarized below, including the definitions therein of certain terms.

EMPLOYMENT AGREEMENTS

     The Company entered into employment agreements with the following executive officers on January 18, 2001:

     Joseph R. Baczko, Chairman of the Board and Chief Executive Officer

     Adam Szopinski, President and Chief Operating Officer

     Larry T. Lakin, Vice Chairman and Chief Financial Officer

     These agreements provide for continued employment of these individuals in their current positions for the period commencing on January 18, 2001 and ending on January 31, 2003.

     These executives will be paid at their current annual salary with any increases to be determined at the sole discretion of the Compensation Committee of the Board of Directors.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. List of documents filed as part of this report:

1. FINANCIAL STATEMENTS
                                                                  Page No.

   -        Report of Independent Auditors                          F-1 to F-2

   -        Balance Sheets - as of January 28, 2001                 F-3
            and January 30, 2000.

   -        Statements of Operations - for the                      F-4
            years ended January 28, 2001, January
            30, 2000 and January 31, 1999.

   -        Statements of Changes in                                F-5
            Shareholder's Equity - for the years
            ended January 28, 2001, January 30, 2000, and January 31, 1999.

   -        Statements of Cash Flows - for                          F-6
            the years ended January 28, 2001,
            January 30, 2000 and January 31, 1999.

   -        Notes to Financial Statements                      F-7 to F-18

2. FINANCIAL STATEMENT SCHEDULES

            Schedules not included have been
            omitted because they are not
            applicable or the required information
            is shown in the financial
            statements or notes thereto.

   II       -        Valuation and qualifying accounts-        F-19 to F-21
                     years ended January 28, 2001, January
                     30, 2000 and January 31, 1999.


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

   10.2 Amendment No. 2 and Waiver, dated as of December 20, 1999, to the Credit Agreement dated as of December 24, 1997, as amended by Amendment No. 1, dated as of April 15, 1998, among Frank's Nursery & Crafts, Inc., FNC Holdings Inc., the lenders party thereto, The Chase Manhattan Bank and Goldman Sachs Credit Partners L.P. (Incorporated by reference to the 1999 Form 10-Q filed December 22, 1999 Exhibit 10.2., File No. 1-5364)

   10.3 Amendment No. 3, dated as of April 20, 2000, to the Credit Agreement dated as of December 24, 1997, as amended by Amendment No. 2, dated as of December 25, 1999 and Amendment No. 1, dated as of April 15, 1998, among Frank's Nursery & Crafts, Inc., FNC Holdings Inc., the lenders party thereto, The Chase Manhattan Bank and Goldman Sachs Credit Partners L.P. (Incorporated by reference to the 1999 Form 10-K filed April 28, 2000)

   10.4 Stock Purchase Agreement dated as of April 27, 2000, between FNC Holdings Inc., Cypress Merchant Banking Partners, L.P. and Cypress Gardens Ltd. (Incorporated by reference to the 1999 Form 10-K filed April 28, 2000)

   10.5 Amended and Restated Debtor In Possession Loan and Security Agreement dated as of February 19, 2001, by and among Frank's Nursery & Crafts, Inc., the lenders that are signatories thereto, Wells Fargo Retail Finance, LLC, as agent (Filed herewith)

   10.6 Employment Agreement dated as of January 18, 2001 by and between the Company and Joseph R. Baczko (Filed herewith)

   10.7 Employment Agreement dated as of January 18, 2001 by and between the Company and Larry T. Lakin (Filed herewith)

   10.8 Employment Agreement dated as of January 18, 2001 by and between the Company and Adam Szopinski (Filed herewith)



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

                                                FRANK'S NURSERY & CRAFTS, INC.


         Date:  April 30, 2001                  By      /s/Joseph R. Baczko
                                                  ------------------------------
                                                          Joseph R. Baczko
                                                       Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Date:  April 30, 2001                         /s/Joseph R. Baczko
                                                  ------------------------------
                                                         Joseph R. Baczko
                                                     Chairman of the Board of
                                                   Directors and Chief Executive
                                                             Officer
                                                   (Principal Executive Officer)



         Date:  April 30, 2001                         /s/Adam Szopinski
                                                  ------------------------------
                                                         Adam Szopinski
                                                           President,
                                                     Chief Operating Officer
                                                          and Director


         Date:  April 30, 2001                         /s/ Larry T. Lakin
                                                  ------------------------------
                                                         Larry T. Lakin
                                                      Vice Chairman, Chief
                                                   Financial Officer, Treasurer
                                                           and Director
                                                     (Principal Financial and
                                                       Accounting Officer)


         Date:  April 30, 2001                        /s/ David P. Spalding
                                                  ------------------------------
                                                         David P. Spalding
                                                              Director

         Date:  April 30, 2001                          /s/James A. Stern
                                                  ------------------------------
                                                          James A. Stern
                                                             Director


         Date:  April 30, 2001                        /s/Bahram Shirazi
                                                  ------------------------------
                                                         Bahram Shirazi
                                                            Director


         Date:  April 30, 2001                        /s/Jeffrey P. Hughes
                                                  ------------------------------
                                                        Jeffrey P. Hughes
                                                             Director

                         Report of Independent Auditors



The Board of Directors and Shareholder
Frank's Nursery & Crafts, Inc.


We have audited the accompanying balance sheets of Frank's Nursery & Crafts, Inc. (the "Company") as of January 28, 2001 and January 30, 2000, and the related statements of operations, changes in shareholder's equity, and cash flows for each of the three years in the period ended January 28, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(A) for 2000, 1999 and 1998. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frank's Nursery & Crafts, Inc. at January 28, 2001 and January 30, 2000, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Frank's Nursery & Crafts, Inc. will continue as a going concern. As more fully described in Notes 7 and 13, the Company has incurred operating losses, has a working capital deficiency and is in default of certain covenants under the terms of the agreement for its senior subordinated notes and its senior credit facility. The Company also voluntarily filed for reorganization under Chapter 11 of the United States Bankruptcy Code. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                     /s/ Ernst & Young LLP

Detroit, Michigan
March 30, 2001

                         FRANK'S NURSERY & CRAFTS, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    JANUARY 28,              JANUARY 30,
                                                                          2001                     2000
                                                                    ----------               ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                          $  10,607                $   8,855
  Marketable securities                                                  1,812                    2,522
  Accounts receivable                                                    1,712                    1,941
  Merchandise inventory                                                 73,125                  100,823
  Assets to be disposed of                                              33,500
  Prepaid expenses and other current assets                              4,551                    7,260
                                                                     ---------                ---------
       Total current assets                                            125,307                  121,401

PROPERTY, PLANT AND EQUIPMENT, NET                                     129,863                  220,450
GOODWILL, LESS ACCUMULATED AMORTIZATION OF $7,451
  AND $5,013                                                            16,600                   92,629
OTHER ASSETS AND DEFERRED CHARGES                                       14,251                   15,153
                                                                     ---------                ---------
                                                                     $ 286,021                $ 449,633
                                                                     =========                =========

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIENCY
  IN ASSETS)
CURRENT LIABILITIES:
  Accounts payable                                                   $  32,606                $  14,998
  Accrued expenses                                                      39,417                   41,172
  Notes payable to banks                                                47,352                   62,000
  Current portion of long-term debt                                    161,575                    4,675
                                                                     ---------                ---------
       Total current liabilities                                       280,950                  122,845
                                                                     ---------                ---------
LONG-TERM DEBT:
  Senior debt                                                            5,383                   51,741
  Subordinated debt                                                                             115,000
                                                                     ---------                ---------
       Total long-term debt                                              5,383                  166,741
                                                                     ---------                ---------

OTHER LIABILITIES AND DEFERRED CREDITS                                   5,627                   12,221

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY (DEFICIENCY IN ASSETS):
  Common stock, $1.00 par value, 1,000
    shares authorized, 1,000 shares issued
      and outstanding                                                        1                        1
  Capital in excess of par value                                       165,999                  165,999
  Net parent investment                                                 16,177                    1,652
  Retained deficit                                                    (188,116)                 (19,826)
                                                                     ---------                ---------
       Total shareholder's equity (Deficiency in
         assets)                                                        (5,939)                 147,826
                                                                     ---------                ---------
                                                                     $ 286,021                $ 449,633
                                                                     =========                =========


See accompanying notes.

                         FRANK'S NURSERY & CRAFTS, INC.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                        Fiscal Year Ended
                                                   ----------------------------------------------------------
                                                   JANUARY 28,             January 30,             January 31,
                                                         2001                    2000                    1999
                                                   ----------              ----------              ----------
NET SALES                                           $ 436,947               $ 487,332               $ 512,101

OPERATING COSTS AND EXPENSES:
  COST OF SALES, INCLUDING
      BUYING AND OCCUPANCY                            317,090                 337,212                 347,477
  SELLING, GENERAL AND
      ADMINISTRATIVE                                  136,730                 137,657                 135,821
  RESTRUCTURING AND ASSET
    IMPAIRMENT CHARGES                                127,047
  AMORTIZATION OF GOODWILL                              2,438                   2,438                   2,401
  OTHER (INCOME)                                       (1,017)                 (3,506)                 (2,929)
                                                    ---------               ---------               ---------
    TOTAL  OPERATING COSTS AND
      EXPENSES                                        582,288                 473,801                 482,770
                                                    ---------               ---------               ---------
INCOME (LOSS) FROM OPERATIONS                        (145,341)                 13,531                  29,331
INTEREST AND DEBT EXPENSE                              23,898                  22,827                  21,809
                                                    ---------               ---------               ---------
INCOME (LOSS) BEFORE INCOME
  TAX BENEFIT AND EXTRAORDINARY
    ITEM                                             (169,239)                 (9,296)                  7,522
INCOME TAX BENEFIT                                       (949)
                                                    ---------               ---------               ---------
NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                                 (168,290)                 (9,296)                  7,522
EXTRAORDINARY ITEM                                                                                     (5,148)
                                                    ---------               ---------               ---------
NET INCOME (LOSS)                                   $(168,290)              $  (9,296)              $   2,374
                                                    =========               =========               =========




See accompanying notes.

                         FRANK'S NURSERY & CRAFTS, INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
 FOR THE FISCAL YEARS ENDED JANUARY 28, 2001, JANUARY 30, 2000, AND JANUARY 31,
                                      1999
                                 (IN THOUSANDS)


                                                       Capital in                                                  Total
                                          Common        Excess of         Net Parent         Retained      Shareholder's
                                           Stock        Par Value         Investment          Deficit             Equity
                                         -------       ----------         ----------        ---------      -------------
Balance at January 25, 1998              $     1         $165,999           $   (693)       $ (12,904)          $152,403
Net income                                                                                      2,374              2,374
Decrease in net parent investment                                             (3,714)                             (3,714)
                                         -------         --------           --------        ---------           --------
Balance at January 31, 1999                    1          165,999             (4,407)         (10,530)           151,063
Net loss                                                                                       (9,296)            (9,296)
Increase in net parent investment                                              6,059                               6,059
                                         -------         --------           --------        ---------           --------
Balance at January 30, 2000                    1          165,999              1,652          (19,826)           147,826
Net loss                                                                                     (168,290)          (168,290)
Decrease in net parent investment                                               (475)                               (475)
Capital contribution                                                          15,000                              15,000
                                         -------         --------           --------        ---------           --------
Balance at January 28, 2001              $     1         $165,999           $ 16,177        $(188,116)          $ (5,939)
                                         =======         ========           ========        =========           ========




See accompanying notes.

                         FRANK'S NURSERY & CRAFTS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                Fiscal Year Ended
                                                              ---------------------------------------------------
                                                              JANUARY 28,          January 30,         January 31,
                                                                    2001                 2000                1999
                                                              ----------           ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $(168,290)           $ (9,296)           $   2,374
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Depreciation                                                18,361              17,590               15,731
      Amortization                                                 3,874               3,714                3,624
      Extraordinary item                                                                                    5,148
      Provision for store closings and other costs                                     1,360
      Asset impairment and other noncash charges                 125,891
      Gain from pension plan reversion                                                (2,094)
      Other, net                                                     773                (954)              (2,589)
                                                               ---------            --------            ---------
                                                                 (19,391)             10,320               24,288
  Changes in operating assets and liabilities:
    Marketable securities                                           (117)             (2,877)
    Notes receivable                                                                     483                1,026
    Accounts receivable                                              262                 227                1,177
    Merchandise inventory                                         27,698              (2,892)             (17,444)
    Prepaid expenses and other current assets                      2,709                (976)                  55
    Accounts payable                                              17,608             (18,784)               1,622
    Accrued expenses                                              (2,349)               (634)             (16,830)
                                                               ---------            --------            ---------
  Net cash provided by (used in)
    operating activities                                          26,420             (15,133)              (6,106)
                                                               ---------            --------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                     (17,572)            (29,695)             (15,823)
  Proceeds from sales of property,
    plant and equipment                                            1,032                 910                3,972
                                                               ---------            --------            ---------
  Net cash used in investing activities                          (16,540)            (28,785)             (11,851)
                                                               ---------            --------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                                                                              115,000
  Deferred financing costs                                                                                 (6,291)
  Increase (decrease) in net parent investment                    14,525              (2,326)                (214)
  Payment of long-term debt and capital lease
    obligations                                                   (8,005)             (3,279)            (111,482)
  Proceeds from pension plan reversion                                                11,222
  Increase (decrease) in notes payable to
    banks, net                                                   (14,648)             42,000               10,000
                                                               ---------            --------            ---------
  Net cash provided by (used in)
    financing activities                                          (8,128)             47,617                7,013
                                                               ---------            --------            ---------
Increase (decrease) in cash and cash equivalents                   1,752               3,699              (10,944)
Cash and cash equivalents at beginning of
  period                                                           8,855               5,156               16,100
                                                               ---------            --------            ---------
Cash and cash equivalents at end of period                     $  10,607            $  8,855            $   5,156
                                                               =========            ========            =========


See accompanying notes.

                         FRANK'S NURSERY & CRAFTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT WHERE INDICATED)


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF OPERATIONS

Frank's Nursery & Crafts, Inc. ("Frank's" or the "Company") is a wholly-owned subsidiary of FNC Holdings Inc. ("Holdings"). Holdings is principally owned by The Cypress Group LLC ("Cypress").

The Company operates a chain of specialty retail stores devoted to the sale of lawn and garden, Christmas and floral and home decor in the United States. As of January 28, 2001 the Company operated 218 retail stores located in 14 states primarily in the East, Middle Atlantic and Midwest regions of the country.

FISCAL YEAR

The fiscal year is normally comprised of 52 or 53 weeks, ending on the last Sunday in January. The 2000 fiscal year reflects a 52- week period ended January 28, 2001. The 1999 fiscal year reflects a 52-week period ended January 30, 2000 and the 1998 fiscal year reflects a 53-week period ended January 31, 1999.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Estimates also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year's financial statements to conform to the 2000 presentation.

REVENUE RECOGNITION

The Company recognizes revenue when the customer takes possession of the merchandise.


FAIR VALUE OF BALANCE SHEET FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheets for cash and cash equivalents, marketable securities, notes receivable, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. Due to the Company filing Chapter 11 (Note 13) and its potential impact on final settlement of all pre-petition liabilities, it is not practicable to measure the fair value of the Company's debt at January 28, 2001.

                         FRANK'S NURSERY & CRAFTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 (CONTINUED)

CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments, such as U.S. government securities and bank certificates of deposit having original maturities of three months or less, and are carried at cost plus accrued interest.

MARKETABLE SECURITIES

Marketable securities represent an investment in a guaranteed fund restricted for the funding of the Company's 401(k) match program (Note 10). The securities are classified as held-to-maturity in accordance with Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and are reported at amortized cost. The fair value of these securities approximate their costs at January 28, 2001.

MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost or market, with cost being determined under the first-in, first-out method.

PRE-OPENING COSTS

Pre-opening costs are expensed as incurred.

ADVERTISING COSTS

Advertising costs are expensed when the advertising first takes place. Advertising expenditures were $22,707 for 2000, $22,300 for 1999 and $23,847 for 1998.

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

                          FRANK'S NURSERY & CRAFTS, INC
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 (CONTINUED)

GOODWILL

Goodwill represents the costs in excess of the fair value of identifiable assets for acquired businesses is amortized on a straight-line basis over the estimated future period benefitted, not to exceed forty years. As a result of the change in circumstances related to the Chapter 11 filing (Notes 3 and 13), the Company changed the prospective life of the remaining goodwill to ten years.

IMPAIRMENT OF LONG-LIVED ASSETS

Impairment of long-lived assets, including goodwill, is reviewed annually or when events and circumstances warrant such a review by the Company in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," (FAS 121) by comparing estimated future undiscounted cash flows associated with the asset to the asset's carrying value to determine if an impairment exists. If the expected future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount and the estimated fair value. Fair value is estimated using discounted future cash flows.

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

                         FRANK'S NURSERY & CRAFTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 2: STORE CLOSURE PROGRAM

During the third quarter of fiscal 2000 the Company completed an analysis that targeted 44 stores that no longer fit the Company's long term growth strategy and future capital investment plans. The size and age of the stores and lack of market penetration weighed heavily in the decision for closure despite the fact that the stores were marginally profitable. The sale of the stores was subject to lender consent under its credit facility, which was obtained during the fourth quarter. All the stores were closed as of the end of March 2001. The Company anticipates completion of the sale of these stores by the end of fiscal 2001, contingent upon approval by the Bankruptcy Court. In connection with these closures, the Company recorded $17.2 million of charges, of which $3.2 million represents a lower of cost or market reserve for the inventory that was liquidated which is included in cost of goods sold. The remaining $14 million is included in the restructuring and asset impairment charge of $127 million (Note
3). Of the $14 million, approximately $.8 million represents termination benefits and severance costs, and the remaining $13.2 million relates primarily to the write-down of fixed assets to the lower of carrying amount or fair value. Fair value was measured by using the estimated net selling price based upon actual bids and appraisals. The estimated fair value of these stores is $33.5 million and is shown in the current asset section of the balance sheet as assets to be disposed of at January 28, 2001.

                         FRANK'S NURSERY & CRAFTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 3: RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

As a result of the Company's operating losses for fiscal 2000 and the filing under Chapter 11 (Note 13), the Company performed an impairment analysis as required under FAS 121. The estimated fair value of the impaired assets was determined by comparing expected future cash flows for each store to the combined net property, plant and equipment and allocated goodwill. In connection with its Chapter 11 case, the Company rejected store leases and reversed a provision related to a store closing provision that originated in fiscal 1993. Additionally, the Company will seek to reject 22 current store leases (subject to Bankruptcy Court approval), resulting in a fixed asset impairment charge. The impairment analysis and the result of the store lease rejections resulted in the Company recording a charge of $127 million for fiscal 2000, consisting of the following:


Write-down of goodwill                             73,591
Write-down of fixed assets                         42,771
Store closure program (Note 2)                     14,031
Write-off of fixed assets
  related to 22 store leases                        3,423
Write-off of 1993 store
  closing related liabilities                      (7,583)
Bankruptcy related costs                              814
                                                  -------
Total                                            $127,047
                                                  =======


NOTE 4: OTHER INCOME

                                                               Fiscal Year Ended
                                              ---------------------------------------------
                                              JANUARY 28,      January 30,       January 31,
                                                    2001             2000              1999
                                              ----------       ----------        ----------
Interest on cash
  equivalents and
  marketable securities                           $  430           $  644           $1,088
Gain (loss) on the sale of
  property and the termination
  or sale of leases                                  559              556            1,622
Gain on reversion of pension
  plan                                                              2,094
Other                                                 28              212              219
                                                  ------           ------           ------
                                                  $1,017           $3,506           $2,929
                                                  ======           ======           ======

The gain of $2,094 in fiscal 1999 resulted from the reversion of a noncontributory, defined benefit pension plan which covered former employees of several discontinued operations of Holdings.

                         FRANK'S NURSERY & CRAFTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5: INCOME TAXES

The reconciliation of income taxes computed at the federal statutory tax rate to income tax benefit is:

                                                                             Fiscal Year Ended
                                                            --------------------------------------------------
                                                            JANUARY 28,          January 30,        January 31,
                                                                  2001                 2000               1999
                                                            ----------           ----------         ----------
Federal income tax (benefit) based
  on statutory rates                                         $(57,541)            $(3,161)            $ 2,557
State and local income tax (benefit)                           (3,385)               (186)                150

Increases (decreases) in rates
  resulting from:
    Limitation (utilization)
      of tax loss carryforwards                                27,467               2,492              (3,550)
    Nondeductible expenses including
      goodwill amortization and write-off                      33,347                 829                 817
    Other                                                         112                  26                  26
Federal income tax refund from
  net operating loss carrybacks                                   949                 ---                 ---
                                                             --------             -------             -------
                                                             $    949             $   ---             $   ---
                                                             ========             =======             =======


Deferred tax assets and liabilities are composed of the following:

                                            JANUARY 28,    January 30,
                                                  2001           2000
                                            ----------     ----------
DEFERRED TAX ASSETS:
  Inventory                                  $     490      $     627
  Accrued expenses                               1,478          1,668
  Other                                          5,487          6,235
  Store closing reserve                            225          2,960
  Credit carryforwards                           1,337          1,327
  NOL carryforward                              41,744         25,944
                                             ---------      ---------
Total deferred tax assets                       50,761         38,761
                                             ---------      ---------

DEFERRED TAX LIABILITIES:
  Assets to be disposed of                     (12,060)           ---
  Property, plant & equipment                   13,872        (13,811)
  Other                                           (652)           ---
                                             ---------      ---------
Total deferred tax liabilities                   1,160        (13,811)
                                             ---------      ---------

Net deferred tax assets                         51,921         24,950
Valuation allowance                            (51,921)       (24,950)
                                             ---------      ---------
                                             $     ---      $     ---
                                             =========      =========

                         FRANK'S NURSERY & CRAFTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 (CONTINUED)

Income taxes for fiscal 2000 represent a benefit resulting from the realization of certain net operating losses for which a full valuation allowance has been previously established. The Company reduced their valuation allowance by $.9 million based upon regulatory approval for certain tax matters and immediately realized the related deferred tax asset when the tax refund was received.

Due to the Company's historical operating results, a valuation allowance for the net deferred tax asset balance is recorded at January 28, 2001 and January 30, 2000.

As discussed in Note 1, Frank's files a consolidated tax return with Holdings. At January 28, 2001 the federal tax NOL carryforwards, for Holdings, on a consolidated basis, approximated $141,000, the federal tax NOL carryforwards attributable to Frank's on a separate return basis approximated $116,000. The net operating loss will expire as follows: in January 2009 - $30,000, January 2010 - $2,000, January 2011 - $4,000, January 2012 - $8,000, January 2013 -
$27,000, January 2020 - $3,000 and January 2021 - $42,000.

Holdings underwent an ownership change on December 24, 1997. Net operating losses incurred prior to the ownership change will be subject to usage limitations imposed by Internal Revenue Code Section 382. Of Holdings total net operating loss carryforward of $141,000, approximately $45,000 is not subject to these limitations. Approximately $7,200 of the NOL subject to limitations may be utilized each tax year.

                         FRANK'S NURSERY & CRAFTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



NOTE 6: PROPERTY, PLANT AND EQUIPMENT

                                    JANUARY 28,       January 30,
                                           2001              2000
                                    -----------       -----------
Land                                   $ 22,596          $ 69,432
Buildings:
  Owned                                 110,963           158,964
  Capital leases (Note 9)                14,415            16,063
Equipment                                76,782            95,518
Leasehold improvements                   48,050            54,877
Construction in progress                  9,024            10,686
                                       --------          --------
                                        281,830           405,540

Less accumulated depreciation,
  including capital lease amounts
  of $11,079 and $11,827                151,967           185,090
                                       --------          --------
                                       $129,863          $220,450
                                       ========          ========




NOTE 7: NOTE PAYABLE AND LONG-TERM DEBT

                                         JANUARY 28,       January 30,
                                               2001              2000
                                         ----------        ----------
SENIOR DEBT:
  Mortgage notes due on varying
    dates from February 1, 2001
    to September 1, 2007                    $ 27,095          $ 27,973
  Notes payable to banks (Term Loan)          14,957            18,939
  Capital leases (Note 9)                      9,905             9,504
                                            --------          --------
                                              51,957            56,416

SUBORDINATED DEBT:
  10 1/4% Senior Subordinated Notes
    due March 1, 2008                        115,000           115,000
                                            --------          --------
                                             166,957           171,416
Less amounts classified as current           161,575             4,675
                                            --------          --------
  Total long-term debt                      $  5,382          $166,741
                                            ========          ========


At January 28, 2001 the Company had a Senior Secured Credit facility (the "credit facility") with various banks and financial institutions which provides for (i) a term loan facility of up to $20.3 million (the "Term Loan Facility") and (ii) a revolving credit facility of up to $110 million (the "Revolving Credit Facility") in revolving credit loans and letters of credit.

                         FRANK'S NURSERY & CRAFTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7: CONTINUED

The facility has a borrowing base tied to inventories and company- owned real estate, which determines the borrowing availability at any given time based on the seasonality of the business. Term loans mature seven years after the closing date of the credit facility - December 24, 1997, in equal quarterly installments beginning in fiscal 1999 in an aggregate amount equal to 8.8% of the aggregate Term Loan Facility amount and increasing at each anniversary to 10.6%, 12.9%, 14.7%, 20.6% and 32.4% for fiscal years 2000, 2001, 2002, 2003, and 2004, respectively. Revolving credit loans mature in December, 2003. In addition, the Company must repay all borrowings under the Revolving Credit Facility for a period of at least 30 consecutive days in each fiscal year. The Company had borrowings outstanding of $15 million under the Term Loan Facility and $47.4 million under the Revolving Credit Facility at January 28, 2001. In addition the Company had outstanding letters of credit of $2.8 million.

Term loans provided pursuant to the Term Loan Facility bear interest, at the Company's election, at an annual rate equal to the Adjusted LIBOR (London Interbank Offering Rate) plus 3.25% or Alternative Base Rate (as defined therein) plus 2.5%, provided that such margins may be reduced if the Company meets certain senior leverage ratio tests. Revolving credit loans obtained pursuant to the Revolving Credit Facility bear interest, at the Company's election, at an annual rate equal to the Adjusted LIBOR plus 3.25% or Alternative Base Rate plus 2.25%, provided that such margins may be reduced if the Company meets certain senior leverage ratio tests. The Alternative Base Rate is the highest of the bank's Prime Rate, the Federal Funds Effective Rate plus 0.50% and the base CD Rate plus 1.00%. In addition, there is a commitment fee equal to 0.50% per annum on the total undrawn portion of the Term Loan Facility and the Revolving Credit Facility.

Among other obligations, the credit facility requires the Company to satisfy certain tests and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum leverage ratio. In addition, the credit facility restricts, among other things, the Company's ability to incur additional indebtedness and to make acquisitions, investments and capital expenditures beyond a certain level. As of the close of business on January 28, 2001 the Company was in default of the financial covenants under the credit facility. Additionally, the Company did not make the quarterly term loan payment on January 29, 2001. The lender did not provide a waiver or amendment for the defaults; therefore the entire amount of the credit facility is classified as current.

                         FRANK'S NURSERY & CRAFTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 7: CONTINUED

In March 1998 the Company issued $115 million of 10 1/4% Senior Subordinated Notes due March 21, 2008 (the "Subordinated Notes") and utilized approximately $110.7 million to pay down $17.2 million of indebtedness under the Term Loan Facility and to repay the remaining outstanding 11 1/2% Senior Notes of $25.2 million and the $65 million of 8% Convertible Subordinated Notes. This resulted in an extraordinary charge of $5.1 million, which included premium of $2.2 million, debt issue costs of $1.3 million and $1.6 million incurred for early payment of the Term Loan Facility and overall credit line refinancing.

The Subordinated Notes contain cross defaults that were triggered when the Company violated covenants under the credit facility. In addition the Company defaulted on the interest payment due in March, 2001; therefore the $115 million of Subordinated Notes has been classified as current at January 28, 2001.

The mortgage notes have interest rates varying from 7.8% to 9.625%, and the notes mature with balloon payments on varying dates from February 1, 2001 to September 1, 2007. The mortgage notes are secured by retail properties owned by the Company.

Aggregate scheduled maturities of debt for the five years subsequent to 2000, excluding capital lease obligations (Note 9), are $66,977 in 2001, $831 in 2002, $906 in 2003, $990 in 2004 and $2,861 in 2005.


NOTE 8: NET PARENT INVESTMENT

On April 27, 2000 Cypress contributed $15 million and received 2,801,204 shares of Holdings common stock. The capital contribution is intended to fund the Company's new POS system for $12.5 million and $2.5 million for general corporate purposes. As a result of the capital contribution, the Company's net parent investment increased by $15 million due to the cash transfer from Holdings to the Company.

In addition the Company is responsible for certain liabilities of discontinued operations for businesses that Holdings had sold in prior years. These liabilities are included in the net parent investment account. The remaining liability was $1.2 million at January 28, 2001.

                         FRANK'S NURSERY & CRAFTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 9: LEASES

The Company's capital leases are principally for retail store locations, for periods ranging up to 25 years. The Company's operating leases are principally for retail store locations, some of which include renewal, purchase or escalation clauses.

Annual minimum lease payments under all capital and operating leases with lease terms longer than one year at January 28, 2001, are as follows:

--------------------------------------------------------------------------------
                                                  Capital            Operating
                                                    Leases               Leases
--------------------------------------------------------------------------------
                   2001                           $  2,870             $ 19,693
                   2002                              2,828               18,720
                   2003                              2,475               17,742
                   2004                              1,690               16,921
                   2005                              1,481               15,509
             Thereafter                              2,803               81,191
                                                  --------             --------

     Total minimum lease obligations                14,147             $169,776
                                                                       ========

     Amount representing future interest           (4,242)
                                                 --------

     Present value of net minimum lease
      obligations                                $  9,905
                                                 ========

     Future sublease rental income                                     $  3,697
                                                                       ========


Rent expense was $23,031 in 2000, $22,399 in 1999 and $22,684 in 1998. Rent
expense includes additional rentals based on retail store sales (in excess of the minimums specified in leases) of $170 in 2000, $322 in 1999 and $446 in 1998 and is reduced by sublease rental income of $581 in 2000, $547, in 1999 and $679 in 1998.


NOTE 10: 401(K) PLAN

The Company provides a 401(k) Plan permitting employees to invest from 1% to 15% of their salary in outside mutual funds. The plan provides an employer match of 50% of the employee contribution. The Company's contribution is limited to 3% of salary and became effective November 1998.

                         FRANK'S NURSERY & CRAFTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 11: LITIGATION AND OTHER CONTINGENCIES

In the normal course of business the Company is subject to various claims. These claims should be resolved in connection with the Company's Chapter 11 cases. In the opinion of management, any ultimate liability arising from or related to these claims should not have a material adverse effect on future results of operations or the consolidated financial position of the Company.



NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

Interest payments were $21,281 in 2000, $20,436 in 1999 and $18,841 for 1998. No
income tax payments were made in 2000, 1999, or 1998.


NOTE 13: SUBSEQUENT EVENT

On February 19, 2001 (the "Petition Date"), the Company and Holdings (the "Debtors") each filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") within the United States Bankruptcy Court for the District of Maryland, Baltimore Division (the "Court"). An Official Committee of Unsecured Creditors has been appointed in the Chapter 11 cases. In a Chapter 11 case, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of all pre-petition liabilities are stayed while the Debtors continue their business operations as debtors-in-possession. In addition, in the Chapter 11 cases, the Debtors may seek to reject executory contracts and lease obligations. In connection with the Chapter 11 cases, the Debtors obtained a $100 million debtor-in-possession financing agreement for two years with a lender (the DIP financer") to finance the Company's working capital requirements and retire the Company's outstanding obligations under the existing credit facility. On February 21, 2001 the debt and associated fees totaling $62.1 million under the credit facility was paid by the DIP financer. This resulted in an extraordinary charge of $4.3 million primarily for debt issue costs.

                                                                     Schedule II


                         FRANK'S NURSERY & CRAFTS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                       FISCAL YEAR ENDED JANUARY 28, 2001
                                 (In thousands)


                                                                Additions
                                                         -----------------------
                                            Balance,       Charged      Charged                     Balance,
                                           Beginning       to Costs     to Other                      End
                                            of Year      and Expenses   Accounts     Deductions     of Year
                                           ---------     ------------   --------     ----------    ---------
Inventory valuation reserve:               $  1,556                                  $   282 (1)    $  1,274

Provision for store closing reserve:
  Current                                     2,502         $  873 (2)  $  100 (3)     1,126 (4)
                                                                                         851 (5)       1,498

  Noncurrent                                  6,205                                      100 (6)
                                                                                       6,105 (5)         -0-

(1)     Represents reduction against cost of goods sold.
(2)     Represents severance and taxes for the 2000 Store Closure Program.
(3)     Reclassification from noncurrent portion of reserve.
(4)     Represents payments of liabilities and loss on sale of property.
(5)     Represents charge for restructuring and asset impairment.
(6)     Reclassification to current portion of reserve.

                                                                     Schedule II


                         FRANK'S NURSERY & CRAFTS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                       FISCAL YEAR ENDED JANUARY 30, 2000
                                 (In thousands)


                                                                Additions
                                                         -----------------------
                                            Balance,       Charged      Charged                     Balance,
                                           Beginning       to Costs     to Other                     End
                                            of Year      and Expenses   Accounts     Deductions     of Year
                                           ---------     ------------   --------     ----------    ---------
Inventory valuation reserve:               $  2,855                                  $ 1,299 (1)    $  1,556

Provision for store closing reserve:
  Current                                     2,547                     $ 1,720(3)     1,765 (2)       2,502
  Noncurrent                                  6,565         $1,360                     1,720 (4)       6,205

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

                                                                     Schedule II


                         FRANK'S NURSERY & CRAFTS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                       FISCAL YEAR ENDED JANUARY 31, 1999
                                 (In thousands)


                                                                Additions
                                                         -----------------------
                                            Balance,       Charged      Charged                     Balance,
                                           Beginning       to Costs     to Other                     End
                                            of Year      and Expenses   Accounts     Deductions     of Year
                                           ---------     ------------   --------     ----------    ---------
Inventory valuation reserve:               $  4,171                     $   269 (1)  $ 1,585 (2)   $  2,855

Provision for store closing reserve:
  Current                                     1,044                       4,000 (5)    2,497 (3)      2,547
  Noncurrent                                 10,565                                    4,000 (4)      6,565

 (1)     Additions to Goodwill resulting from the Acquisition.
 (2)     Represents reduction against cost of goods sold.
 (3)     Represents payments of liabilities.
 (4)     Reclassification to current portion of reserve.
 (5)     Reclassification from noncurrent portion of reserve.

                                 Exhibit Index

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

   10.2 Amendment No. 2 and Waiver, dated as of December 20, 1999, to the Credit Agreement dated as of December 24, 1997, as amended by Amendment No. 1, dated as of April 15, 1998, among Frank's Nursery & Crafts, Inc., FNC Holdings Inc., the lenders party thereto, The Chase Manhattan Bank and Goldman Sachs Credit Partners L.P. (Incorporated by reference to the 1999 Form 10-Q filed December 22, 1999 Exhibit 10.2., File No. 1-5364)

   10.3 Amendment No. 3, dated as of April 20, 2000, to the Credit Agreement dated as of December 24, 1997, as amended by Amendment No. 2, dated as of December 25, 1999 and Amendment No. 1, dated as of April 15, 1998, among Frank's Nursery & Crafts, Inc., FNC Holdings Inc., the lenders party thereto, The Chase Manhattan Bank and Goldman Sachs Credit Partners L.P. (Incorporated by reference to the 1999 Form 10-K filed April 28, 2000)

   10.4 Stock Purchase Agreement dated as of April 27, 2000, between FNC Holdings Inc., Cypress Merchant Banking Partners, L.P. and Cypress Gardens Ltd. (Incorporated by reference to the 1999 Form 10-K filed April 28, 2000)

   10.5 Amended and Restated Debtor In Possession Loan and Security Agreement dated as of February 19, 2001, by and among Frank's Nursery & Crafts, Inc., the lenders that are signatories thereto, Wells Fargo Retail Finance, LLC, as agent (Filed herewith)

   10.6 Employment Agreement dated as of January 18, 2001 by and between the Company and Joseph R. Baczko (Filed herewith)

   10.7 Employment Agreement dated as of January 18, 2001 by and between the Company and Larry T. Lakin (Filed herewith)

   10.8 Employment Agreement dated as of January 18, 2001 by and between the Company and Adam Szopinski (Filed herewith)