Form 10-Q
period 2001-05-20
FRANKS NURSERY & CRAFTS INC
filed 2001-07-03
CIK 38792

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(MARK ONE)                          FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended May 20, 2001

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


                  Registrant's Telephone Number: (248) 712-7000
                                                -----------------


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
Yes              No
    -----          -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $1.00 par value, 1,000 shares outstanding as of July 3, 2001 held by FNC Holdings Inc. There is no public trading market for the outstanding shares.

                         FRANK'S NURSERY & CRAFTS, INC.

                         PART I - FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS



                         FRANK'S NURSERY & CRAFTS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)


                                                        Sixteen Weeks Ended
                                                      -----------------------
                                                        MAY 20,      May 21,
                                                         2001         2000
                                                      -----------  ----------
                                                      (DEBTOR-IN-
                                                      POSSESSION)
NET SALES                                             $ 153,138    $ 166,956

OPERATING COSTS AND EXPENSES:
  Cost of sales, including buying and occupancy         111,590      111,341
  Selling, general and administrative                    38,439       44,970
  Amortization of goodwill                                  511          750
  Bankruptcy related costs                                1,702
  Other (income) expense                                   (777)          11
                                                      ---------    ---------
    Total operating costs and expenses                  151,465      157,072
                                                      ---------    ---------

INCOME FROM OPERATIONS                                    1,673        9,884
INTEREST AND DEBT EXPENSE                                 4,600        7,499
                                                      ---------    ---------
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAX
   BENEFIT AND EXTRAORDINARY LOSS                        (2,927)       2,385
INCOME TAX BENEFIT                                                      (949)
                                                      ---------    ---------
INCOME (LOSS) FROM OPERATIONS BEFORE EXTRAORDINARY
  LOSS                                                   (2,927)       3,334
EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT      4,230
                                                      ---------    ---------
NET INCOME (LOSS)                                     $  (7,157)   $   3,334
                                                      =========    =========



See notes to financial statements.

                         FRANK'S NURSERY & CRAFTS, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                         MAY 20,       May 21,    January 28,
                                          2001          2000         2001
                                        ---------     ---------   -----------
                                       (UNAUDITED)   (Unaudited)
                                       (DEBTOR-IN-
                                       POSSESSION)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents             $  19,619     $  20,700    $  10,607
  Marketable securities                     1,544         2,305        1,812
  Notes receivable                                        1,500
  Accounts receivable                       1,115           999        1,712
  Merchandise inventory                    96,631       119,899       73,125
  Assets to be disposed of                 22,675                     33,500
  Prepaid expenses and other
    current assets                          4,581         4,945        4,551
                                        ---------     ---------    ---------
        Total current assets              146,165       150,348      125,307
                                        ---------     ---------    ---------

PROPERTY, PLANT AND EQUIPMENT, NET        124,063       220,899      129,863
GOODWILL, LESS ACCUMULATED
  AMORTIZATION OF $511,
    $5,763 AND $7,451                      16,089        91,879       16,600
OTHER ASSETS AND DEFERRED CHARGES          12,713        14,660       14,251
                                        ---------     ---------    ---------
                                        $ 299,030     $ 477,786    $ 286,021
                                        =========     =========    =========

LIABILITIES AND SHAREHOLDER'S EQUITY
  (DEFICIENCY IN ASSETS)
CURRENT LIABILITIES:
  Accounts payable                      $  49,757     $  82,598    $  32,606
  Accounts payable - prepetition           33,418
  Accrued expenses                         36,644        46,464       39,417
  Accrued expense payables - prepetition   17,290
  Notes payable to banks                   18,780                     47,352
  Current portion of long-term debt        30,793         8,741       46,575
  Subordinated debt                       115,000                    115,000
                                        ---------     ---------    ---------
        Total current liabilities         301,682       137,803      280,950
                                        ---------     ---------    ---------
LONG-TERM DEBT:
  Senior debt                               4,832        46,632        5,383
  Subordinated debt                                     115,000
                                        ---------     ---------    ---------
        Total long-term debt                4,832       161,632        5,383
                                        ---------     ---------    ---------

OTHER LIABILITIES AND DEFERRED CREDITS      5,613        12,207        5,627


SHAREHOLDER'S EQUITY (DEFICIENCY IN ASSETS):
  Common stock $1.00 par value,
    1,000 shares authorized, 1,000 shares
      issued and outstanding                    1             1            1
  Capital in excess of par value          165,999       165,999      165,999
  Net parent investment                    16,176        16,636       16,177
  Retained deficit                       (195,273)      (16,492)    (188,116)
                                        ---------     ---------    ---------
        Total shareholder's equity
          (Deficiency in assets)          (13,097)      166,144      (5,939)
                                        ---------     ---------    --------
                                        $ 299,030     $ 477,786    $ 286,021
                                        =========     =========    =========

See notes to financial statements.

                         FRANK'S NURSERY & CRAFTS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                      Sixteen Weeks Ended
                                                    -----------------------
                                                      MAY 20,      May 21,
                                                       2001         2000
                                                    -----------  ----------
                                                    (DEBTOR-IN-
                                                    POSSESSION)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $  (7,157)   $   3,334
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation                                      5,318        5,565
      Amortization                                      1,053        1,169
      Debt issue costs (extraordinary loss)             3,458
      Other, net                                       (2,476)          61
                                                    ---------    ---------
                                                          196       10,129

  Changes in operating assets and liabilities:
    Marketable securities                                 (28)         (41)
    Notes receivable                                                (1,500)
    Accounts receivable                                   597          942
    Inventory                                         (23,506)     (19,076)
    Prepaid expenses                                      (30)       2,315
    Accounts payable                                   50,569       67,600
    Accrued expenses                                   16,289        5,549
                                                    ---------    ---------
  Net cash provided by operating activities            44,087       65,918
                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment             (995)      (6,014)
  Proceeds from asset sales                            10,825
                                                    ---------    ---------
  Net cash provided by (used in) investing
    activities                                          9,830       (6,014)
                                                    ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in net parent investment             (1)      14,984
  Decrease in notes payable to banks, net             (28,572)     (62,000)
  Payment of long-term debt and capital lease
    obligations                                       (16,332)      (1,043)
                                                    ---------    ---------
  Net cash used in financing activities               (44,905)     (48,059)
                                                    ---------    ---------
Increase in cash and cash equivalents                   9,012       11,845
Cash and cash equivalents at beginning of period       10,607        8,855
                                                    ---------    ---------
Cash and cash equivalents at end of period          $  19,619    $  20,700
                                                    =========    =========



See notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION

         Frank's Nursery & Crafts, Inc. (the "Company") and FNC Holdings
         Inc. ("Holdings"), the sole shareholder of the Company, each filed a voluntary petition under Chapter 11 within the United States Bankruptcy Court for the District of Maryland, Baltimore Division on February 19, 2001. The Company's financial statements have been prepared assuming that the Company will continue as a going concern, and not under the liquidation basis of accounting. In the opinion of the Company, the financial statements reflect all adjustments necessary for a fair statement of the results for the interim periods presented herein. In the opinion of management such adjustments consisted of normal recurring items. Financial results of the interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year. For further information and information regarding the Chapter 11 filings, refer to the financial statements and footnotes thereto included in the Company's report on Form 10-K for the fiscal year ended January 28, 2001 dated April 30, 2001.

NOTE 2:  DEBT

         At May 20, 2001 the Company had a two year $100 million debtor-in-possession financing agreement (the "DIP Financing Agreement) with a lender to finance, among other things, the Company's working capital requirements during Chapter 11 reorganization proceedings. Borrowings under the DIP Financing Agreement are limited to the availability under a borrowing base which includes eligible inventory and certain real estate interests. Borrowings under the DIP Financing Agreement are adjusted daily based upon cash availability and availability under the borrowing base. The interest rates are based upon a Base rate or Eurodollar rate plus an applicable margin based on availability as set forth in the DIP Financing Agreement. The Company had borrowings outstanding under the DIP Financing Agreement of $18.8 million at May 20, 2001. The DIP Financing Agreement requires the Company to maintain certain financial ratios. The Company was not in compliance with the EBITDA (earnings before interest, taxes, depreciation, amortization, bankruptcy related and extraordinary charges) covenant at May 20, 2001. The Company obtained a waiver dated May 24, 2001 of noncompliance with the EBITDA covenant through May 20, 2001. Currently the

                    NOTES TO FINANCIAL STATEMENTS CONTINUED:


         Company is negotiating with the DIP financer to amend the DIP Financing Agreement due to a continued out of compliance condition with the EBITDA covenant since the end of the 2001 first quarter.


NOTE 3:  EXTRAORDINARY LOSS

         On February 21, 2001 the initial borrowings under the DIP Financing Agreement described above in Note 2 were used to retire the Company's outstanding obligations under a credit facility that existed at January 28, 2001. The total debt and associated fees retired totaled $62.1 million. This resulted in an extraordinary loss from the early extinguishment of debt of $4.2 million in the 2001 first quarter, primarily for the write-off of debt issue costs.


NOTE 4:  NET PARENT INVESTMENT

         On April 27, 2000 The Cypress Group LLC ("Cypress") contributed $15 million and received 2,801,204 shares of Holdings common stock. The capital contribution was used for the funding of the Company's POS system for $12.5 million and $2.5 million for general corporate purposes. As a result of the capital contribution, the net parent investment increased by $15 million due to the cash transfer from Holdings to the Company.


NOTE 5:  INCOME TAXES

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

         Due to previously unrecognized tax benefits, no income tax provision has been provided for the first quarters of 2001 and 2000.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of operations

Net Sales

         NET SALES were $153.1 million for the sixteen week 2001 first quarter which ended May 20, 2001 compared with $167 million for the sixteen week 2000 first quarter which ended on May 21, 2000. Total net sales decreased 8.3%. Excluding prior year quarter sales of $18.3 million for the 2000 store closure program (44 stores that were closed in the fourth quarter of fiscal 2000) would result in a net sales increase of 3%.

         The Company completed further store analysis in early 2001, which identified an additional 22 leased stores for closing (the "2001 store closure program"). These stores were closed as of the end of June, 2001. In addition to the 66 stores either closed or in process of being closed under store closure programs, the Company opened one new store in Richmond, Virginia and closed two stores during the first quarter of 2001 bringing the operating stores base to 196 stores. These 196 stores had sales of $143.2 million for the quarter compared with $137.4 million for the same period last year, an increase of 4.2%. Comparable store sales for the first quarter increased 1.3%. For the last eight weeks of the first quarter, which is the traditional beginning of the important spring season, the sales of these 196 stores increased 10.5% and comparable store sales increased 7.8%.

Earnings

         COST OF SALES, INCLUDING BUYING AND OCCUPANCY EXPENSES, were $111.6 million in the 2001 first quarter compared to $111.3 million in the 2000 first quarter. Cost of sales, as a percentage of net sales, increased to 72.9% in the 2001 first quarter compared to 66.7% in the 2000 first quarter, an increase of
6.2 percentage points. Merchandise margins declined by 5.4 percentage points primarily due to liquidation sales for the 2001 store closure program and increased promotional activity due to the competitive lawn and garden market during the 2001 first quarter. Buying and occupancy costs decreased by approximately 3.3% due principally to reduced occupancy costs from the 2000 store closure program. This cost decrease offset by the 8.3% sales decrease results in a .8 of a percentage point increase in buying and occupancy costs as a percentage of sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES in the 2001 first quarter were $38.4 million compared to $45 million in the 2000 first quarter. This decrease of approximately $6.6 million or 14.6% was primarily due to lower store expenses as a result of fewer stores and reduced advertising expenses. As a percentage of net sales, selling general and administrative expenses decreased
1.8 percentage points to 25.1% in the 2001 first quarter compared to 26.9% in the 2000 quarter.

         OPERATING INCOME (DEFINED AS "NET SALES LESS COST OF SALES, INCLUDING BUYING AND OCCUPANCY COSTS, AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES") for the 2001 first quarter was $3.1 million, a decrease of $7.5 million or 70.8%, compared to $10.6 million for the 2000 first quarter. The decline in operating income was primarily the result of the liquidation of the stores under the 2001 store closure program during the 2001 first quarter and expenses incurred to complete the liquidation of the 2000 store closure program compared to the operating income generated by these stores during the first quarter of 2000. Operating income, as a percentage of net sales, declined to 2% of net sales for the 2001 first quarter, a decrease of 4.4 percentage points from the 6.4% for the 2000 quarter.

         OTHER (INCOME) EXPENSE was $(777,000) for the 2001 first quarter compared with $11,000 for the 2000 first quarter. The 2001 first quarter included a net gain from the sale of a leasehold interest of $581.

         INTEREST AND DEBT EXPENSE was $4.6 million for the 2001 first quarter compared with $7.5 million for the 2000 first quarter. Lower interest for the 2001 first quarter relates to no interest being accrued for the subordinated notes. During the Chapter 11 proceedings no interest is being accrued for the subordinated notes in accordance with AICPA Statement of Position 90-7, as it is not considered probable that the interest will be an allowed claim. Contractual interest for the 2001 first quarter was $7.3 million.

         INCOME TAXES for the 2000 first quarter represent a benefit resulting from the realization of certain net operating losses for which a full valuation allowance had been previously established. The Company reduced their valuation allowance by $.9 million based upon regulatory approval for certain tax matters and immediately realized the related deferred tax asset when the tax refund was received. As of May 21, 2000, the Company's remaining net deferred tax asset position is fully offset with a valuation allowance, due to the Company's historical operating results. Due to previously unrecognized tax benefits, no income tax provision has been provided for in the first quarters of 2001 and 2000.

         EXTRAORDINARY LOSS for the 2001 first quarter primarily represents the write-off of debt issue costs to retire the Company's outstanding obligations under a credit facility that existed at January 28, 2001. The total debt and associated fees retired totaled $62.1 million and was paid by the DIP financer under the DIP Financing Agreement.


LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES. Net cash provided by operations in the 2001 first quarter was $44.1 million compared to $65.9 million in the 2000 first quarter due primarily to the lower level of earnings for the 2001 first quarter. The increase in accounts payable and accrued expense compared to the prior year quarter is due primarily to the Chapter 11 filings that resulted in prepetition amounts of $33.4 million for accounts payable and $17.3 for accrued expense.

         INVESTING ACTIVITIES. Net cash provided by investing activities in the 2001 first quarter was $9.8 million, due to the net proceeds of $10.8 million received from the sale of ten of the 33 properties from the 2000 store closure program that were recorded as assets held for disposal at January 28, 2001. In addition there was $1 million for capital expenditures, primarily related to the new store opened in Richmond, Virginia in the first quarter and remaining expenditures for the new POS system.

         FINANCING ACTIVITIES. Net cash used in financing activities in the 2001 first quarter was $44.9 million which related primarily to the repayment of bank debt.

         On April 27, 2000 Cypress contributed $15 million and received 2,801,204 shares of Holdings common stock. The capital contribution was used to fund the Company's POS system for $12.5 million and $2.5 million for general corporate purposes. As a result of the capital contribution the Company's net parent investment increased by $15 million due to the cash transfer from Holdings to the Company.

         At May 20, 2001 the Company had a two year $100 million DIP Financing Agreement with a lender to finance, among other things, the Company's working capital requirements during Chapter 11 reorganization proceedings. Borrowings under the DIP Financing Agreement are limited to the availability under a borrowing base which includes eligible inventory and certain real estate interests. Borrowings under the DIP Financing Agreement are adjusted daily based upon cash availability and availability under the borrowing base. The interest rates are based upon a Base rate or Eurodollar rate plus an applicable margin based on availability as set forth in the DIP Financing Agreement. The Company had borrowings outstanding under the DIP Financing Agreement of $18.8 million at May 20, 2001. The DIP Financing Agreement requires the

Company to maintain certain financial ratios. The Company was not in compliance with the EBITDA covenant at May 20, 2001. The Company obtained a waiver dated May 24, 2001 of noncompliance with the EBITDA covenant through May 20, 2001. Currently the Company is negotiating with the DIP financer to amend the DIP Financing Agreement due to a continued out of compliance condition with the EBITDA covenant since the end of the 2001 first quarter.

         Total long-term debt (including the current portion of long-term debt) at May 20, 2001 was $169.4 million including borrowings under the Dip Financing Agreement, mortgages, capital leases and subordinated notes. Cash and cash equivalents were $19.6 million at the end of the 2001 first quarter.

         The Company's most significant cash requirements for fiscal 2001 are for seasonal buildup of merchandise inventories and bankruptcy related expenditures (primarily professional fees). The Company anticipates spending an additional $3 million for the remainder of fiscal 2001 for capital expenditures related to the POS system and general store capital expenditures. The Company opened one store in the 2001 first quarter. No additional store openings are planned for fiscal 2001 while in Chapter 11. The Company continues to monitor current store profitability as the spring season comes to a close to identify any additional locations for closing.

         The Company operates its business as debtor-in-possession, but may not engage in transactions outside of the ordinary course of business without approval of the Bankruptcy Court. The Company is planning to implement a reorganization plan that would include cost reductions, improved operating efficiencies and increased financial flexibility. In addition, the Company's DIP financing imposes certain operating and financial covenant restrictions that are dependent on the Company achieving satisfactory levels of profitability and cash flow from operations. Additionally, the Company's business depends, in part, on normal weather patterns across its markets. The ability of the Company to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, continued profitable operations, the ability to comply with the DIP financing covenants and the ability to generate sufficient cash from operations and financing sources to meet obligations. There can be no assurances that the Company will be successful in reorganizing under Chapter 11, which could result in liquidation.


RECENT MANAGEMENT CHANGES

         The Company announced management changes on June 20, 2001 with an effective date of July 2, 2001. Larry T. Lakin and Adam Szopinski were named co-chief executive officers. Lakin will also remain in his positions as vice chairman, chief financial officer and treasurer, and Szopinski as chief operating officer and president. They replace Joseph R. Baczko, who served as chairman and CEO of Holdings and the Company since 1997. The board and Baczko mutually determined that it is in the best interests of the Company as it prepares its reorganization plan to seek new leadership now, given Baczko's intentions not to play a role on emergence from Chapter 11. Baczko has stated his intentions to pursue other interests in the private sector.


--------------------------------------------------------------

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








ITEM 2A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

     There have been no significant changes that would require disclosure since January 28, 2001.





                           Part II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) Reports on Form 8-K

         During the quarter and through the date of this Report, the Registrant filed a report on Form 8-K dated June 19, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FRANK'S NURSERY & CRAFTS, INC.


                                         By:   /s/ Adam Szopinski
                                              ----------------------------------
                                              Adam Szopinski
                                              Co-Chief Executive Officer
                                              Chief Operating Officer and
                                              President


                                         By:   /s/ Larry T. Lakin
                                              ----------------------------------
                                              Larry T. Lakin
                                              Co-Chief Executive Officer
                                              Vice Chairman,
                                              Chief Financial Officer and
                                              Treasurer

Dated:  July 3, 2001