Form 10-Q
period 2001-08-12
FRANKS NURSERY & CRAFTS INC
filed 2001-09-26
CIK 38792

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 -------------
(MARK ONE)                         FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended August 12, 2001

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

-------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed
by a court. Yes               No
                -----            -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $1.00 par value, 1,000 shares outstanding as of September 26, 2001 held by FNC Holdings Inc. There is no public trading market for the outstanding shares.

                         FRANK'S NURSERY & CRAFTS, INC.

                         PART I - FINANCIAL INFORMATION


ITEM 1:           FINANCIAL STATEMENTS



                         FRANK'S NURSERY & CRAFTS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)


                               Twelve Weeks Ended      Twenty-Eight Weeks Ended
                              -----------------------  ------------------------
                              AUGUST 12,   August 13,  AUGUST 12,   August 13,
                                 2001        2000         2001        2000
                              ----------  -----------  ----------   -----------
                              (DEBTOR-IN-              (DEBTOR-IN-
                              POSSESSION)              POSSESSION)

NET SALES                     $  86,701   $ 102,964     $ 239,839   $ 269,920

OPERATING COSTS AND EXPENSES:
  Cost of sales, including
    buying and occupancy         71,050      75,001       182,640     186,342
  Selling, general and
    administrative               25,927      29,220        64,366      74,190
  Amortization of goodwill          383         562           894       1,312
  Reorganization, restructuring
    and other related charges     5,279                     6,981
  Other (income) expense            436        (210)         (341)       (199)
                              ---------   ---------     ---------   ---------
    Total operating costs and
      expenses                  103,075     104,573       254,540     261,645
                              ---------   ---------     ---------   ---------

INCOME (LOSS) FROM OPERATIONS   (16,374)     (1,609)      (14,701)      8,275
INTEREST AND DEBT EXPENSE         2,017       4,709         6,617      12,208
                              ---------   ---------     ---------   ---------
LOSS BEFORE INCOME TAX BENEFIT
  AND EXTRAORDINARY LOSS        (18,391)     (6,318)      (21,318)     (3,933)
INCOME TAX BENEFIT                                                       (949)
                              ---------   ---------     ---------   ---------
LOSS FROM OPERATIONS BEFORE
  EXTRAORDINARY LOSS            (18,391)     (6,318)      (21,318)     (2,984)
EXTRAORDINARY LOSS FROM EARLY
  EXTINGUISHMENT OF DEBT                                    4,230
                              ---------   ---------     ---------   ---------
NET LOSS                      $ (18,391)  $  (6,318)    $ (25,548)  $  (2,984)
                              =========   =========     =========   =========



See notes to financial statements.

                         FRANK'S NURSERY & CRAFTS, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                       AUGUST 12,  August 13,  January 28,
                                          2001        2000         2001
                                       ---------   ---------   -----------
                                       (UNAUDITED) (Unaudited)
                                       (DEBTOR-IN-
                                       POSSESSION)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents             $   3,459   $   4,836    $  10,607
  Marketable securities                     1,339       2,126        1,812
  Accounts receivable                       1,807         955        1,712
  Merchandise inventory                    69,205     102,552       73,125
  Assets to be disposed of                 21,449                   33,500
  Prepaid expenses and other
    current assets                          5,553       5,775        4,551
                                        ---------   ---------    ---------
        Total current assets              102,812     116,244      125,307
                                        ---------   ---------    ---------

PROPERTY, PLANT AND EQUIPMENT, NET        113,607     222,547      129,863
GOODWILL, LESS ACCUMULATED
  AMORTIZATION OF $860,
    $6,325 AND $7,451                      15,120      91,317       16,600
OTHER ASSETS AND DEFERRED CHARGES          11,974      14,934       14,251
                                        ---------   ---------    ---------
                                        $ 243,513   $ 445,042    $ 286,021
                                        =========   =========    =========

LIABILITIES AND SHAREHOLDER'S EQUITY
  (DEFICIENCY  IN ASSETS)
CURRENT LIABILITIES:
  Accounts payable                      $   9,545   $  34,302    $  32,606
  Accounts payable - prepetition           33,378
  Accrued expenses                         31,855      34,465       39,417
  Accrued expense payables - prepetition   19,791
  Notes payable to banks                   29,040      35,000       47,352
  Current portion of long-term debt        27,819       8,812       46,575
  Subordinated debt                       115,000                  115,000
                                        ---------   ---------    ---------
        Total current liabilities         266,428     112,579      280,950
                                        ---------   ---------    ---------
LONG-TERM DEBT:
  Senior debt                               4,463      45,515        5,383
  Subordinated debt                                   115,000
                                        ---------   ---------    ---------
        Total long-term debt                4,463     160,515        5,383
                                        ---------   ---------    ---------

OTHER LIABILITIES AND DEFERRED CREDITS      4,093      12,129        5,627

SHAREHOLDER'S EQUITY (DEFICIENCY IN ASSETS):
  Common stock $1.00 par value,
    1,000 shares authorized,
      1,000 shares issued and outstanding       1           1            1
  Capital in excess of par value          165,999     165,999      165,999
  Net parent investment                    16,193      16,629       16,177
  Retained deficit                       (213,664)    (22,810)    (188,116)
                                        ---------   ---------    ---------
        Total shareholder's equity
          (Deficiency in assets)          (31,471)    159,819       (5,939)
                                        ---------   ---------    ---------
                                        $ 243,513   $ 445,042    $ 286,021
                                        =========   =========    =========


See notes to financial statements.

                         FRANK'S NURSERY & CRAFTS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                     Twenty-eight Weeks Ended
                                                    --------------------------
                                                    AUGUST 12,   August 13,
                                                       2001        2000
                                                    ----------   ----------
                                                    (DEBTOR-IN-
                                                    POSSESSION)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $ (25,548)   $  (2,984)
  Adjustments to reconcile net loss to
    net cash provided by operations:
      Depreciation                                      9,128        9,891
      Amortization                                      1,911        2,052
      Noncash portion of reorganization, restructuring
        and other related charges                       3,241
      Debt issue costs (extraordinary loss)             3,458
      Other, net                                       (2,224)        (162)
                                                    ---------    ---------
                                                      (10,034)       8,797

  Changes in operating assets and liabilities:
    Marketable securities                                 (45)         (67)
    Accounts receivable                                   (95)         986
    Inventory                                           3,920       (1,729)
    Prepaid expenses                                   (1,062)       1,485
    Accounts payable                                   10,317       19,304
    Accrued expenses                                   14,255       (6,695)
                                                    ---------    ---------
  Net cash provided by operations                      17,256       22,081
                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment           (1,454)     (11,988)
  Proceeds from asset sales                            12,051
                                                    ---------    ---------
  Net cash provided by (used in) investing
    activities                                         10,597      (11,988)
                                                    ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in net parent investment                        16       14,977
  Decrease in notes payable to banks, net             (18,312)     (27,000)
  Payment of long-term debt and capital lease
    obligations                                       (16,705)      (2,089)
                                                    ---------    ---------
  Net cash used in financing activities               (35,001)     (14,112)
                                                    ---------    ---------
DECREASE IN CASH AND CASH EQUIVALENTS                  (7,148)      (4,019)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       10,607        8,855
                                                    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   3,459    $   4,836
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

NOTE 2:           REORGANIZATION, RESTRUCTURING AND OTHER RELATED CHARGES

                  As a result of the bankruptcy, the Company rejected 22 store leases for which the inventory was liquidated in the first and second quarter of fiscal 2001. All the stores were closed as of the end of June, 2001. In addition as the 2001 spring season came to a close, management identified 12 additional locations for closing, of which one is owned and 11 are leased. It is anticipated that the 12 stores will be closed as of the end of October, 2001.

                  The reorganization/restructuring charge of $7 million includes $.3 million for termination and severance payments for the above stores and $3.2 million for the write-off of the remaining fixed assets, related goodwill and capital lease debt associated with these stores. Also included are bankruptcy related costs (primarily professional fees) of $2.7 million and $1.7 million under a court approved retention program, offset by $.9 million of leasehold interest sales.

                  Cost of goods sold includes a lower of cost or market reserve of $1.6 million for the inventory liquidation of the 12 stores.

NOTE 3:           DEBT

                  At August 12, 2001 the Company had a two year $100 million debtor-in-possession financing agreement (the "DIP Financing Agreement") with a lender to finance, among other things, the Company's working capital requirements during Chapter 11 reorganization proceedings. Borrowings under the DIP Financing Agreement are limited to the availability under a borrowing base which includes eligible inventory and certain real estate interests. Borrowings under the DIP Financing Agreement are adjusted daily based upon cash availability and availability under the borrowing base. The interest rates are based upon a Base rate or Eurodollar rate plus an applicable margin based on availability as set forth in the DIP Financing Agreement. The Company had borrowings outstanding under the DIP Financing Agreement of $29 million at August 12, 2001. The DIP Financing Agreement requires the Company to maintain certain financial ratios. The Company was not in compliance with the EBITDA (earnings before interest, taxes, depreciation, amortization, reorganization/restructuring and extraordinary charges) covenant at August 12, 2001. The Company obtained a waiver dated August 31, 2001 of noncompliance with the EBITDA covenant through August 12, 2001. Currently the Company is negotiating with the DIP financer to amend the DIP Financing Agreement for future periods.

                  In accordance with AICPA Statement of Position 90-7, contractual interest for the 2001 second quarter and first half was $4.7 million and $12.1 million, respectively.

NOTE 4:           EXTRAORDINARY LOSS

                  On February 21, 2001 the initial borrowings under the DIP Financing Agreement described above in Note 3 were used to retire the Company's outstanding obligations under a credit facility that existed at January 28, 2001. The total debt and associated fees retired totaled $62.1 million. This resulted in an extraordinary loss from the early extinguishment of debt of $4.2 million in the 2001 first half, primarily for the write-off of debt issue costs.


NOTE 5:           NET PARENT INVESTMENT

                  The Cypress Group LLC ("Cypress") contributed $15 million in the 2000 first half and received 2,801,204 shares of Holdings common stock. The capital contribution, used primarily to fund the Company's POS system, resulted in an increase to the Company's net parent investment of $15 million.

NOTE 6:           INCOME TAXES

                  Income taxes for the 2000 first half represent a benefit resulting from the realization of certain net operating losses for which a full valuation allowance had been previously established. The Company reduced their valuation allowance by $.9 million based upon regulatory approval for certain tax matters and immediately realized the related deferred tax asset when the tax refund was received. As of August 12, 2001, the Company's remaining net deferred tax asset position was fully offset with a valuation allowance, due to the Company's historical operating results.

                  Due to previously unrecognized tax benefits, no income tax provision has been provided for the first half of 2001 and 2000.


NOTE 7:           RECENT ACCOUNTING DISCLOSURES

                  In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

                  The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $1.6 million per year. During 2002, the Company will perform the required tests under the new rules and therefore has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.


NOTE 8:           LITIGATION AND LEGAL PROCEEDINGS UNDER CHAPTER 11

                  In the normal course of business the Company is subject to various claims. These claims should be resolved in connection with the Company's Chapter 11 cases.

                  Since the filing of Chapter 11 on February 19, 2001 the Company sought court approval for extending the Exclusive Proposal Period from June 19, 2001 through October 19, 2001 and the Exclusive Solicitation Period from August 18, 2001 through December 18, 2001. Section 1121(b) of the Bankruptcy Code provides for an initial period of 120 days after the commencement of a Chapter 11 case during which a debtor has the exclusive right to propose and file a plan of reorganization. The Court approved the extension to October 19, 2001 and the Exclusive

NOTE 8:           LITIGATION AND LEGAL PROCEEDINGS UNDER CHAPTER 11
                  (CONTINUED)

                  Solicitation Period through December 18, 2001. The Company anticipates requesting an additional 120-day extension and plans to file a reorganization plan within that extended period.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Second quarter of 2001 compared with second quarter of 2000
Results of operations


Net Sales

         NET SALES were $86.7 million for the twelve week 2001 second quarter which ended August 12, 2001 compared with $103 million in the 2000 second quarter which ended August 13, 2000. Total net sales decreased 15.8% for the quarter due primarily to prior year sales for the 2000 store closure program and the 22 stores closed in the 2001 second quarter. Comparable store sales for the second quarter decreased 1.6%.


Earnings

         COST OF SALES, INCLUDING BUYING AND OCCUPANCY EXPENSES, were $71 million in the 2001 second quarter compared to $75 million in the 2000 second quarter. Cost of sales, as a percentage of net sales, was 81.9% in the 2001 second quarter compared to 72.8% in the 2000 second quarter. The 2001 second quarter includes a $1.6 million lower of cost or market reserve for the inventory liquidation of the 12 stores closing in 2001. Merchandise margins declined by 8 percentage points primarily due to liquidation sales for the 2001 store closure programs. Excluding the 2000 and 2001 store closure programs (defined in the first half results of operations), merchandise margins declined by 2.7 percentage points as a result of increased promotional activity due to a competitive lawn and garden market. Buying and occupancy costs decreased by approximately 10% due principally to reduced occupancy costs from the 2000 store closure program. This cost decrease offset by the 15.8% sales decrease results in a 1.1 percentage point increase in buying and occupancy costs as a percentage of sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES in the 2001 second quarter were $25.9 million compared to $29.2 million in the 2000 second quarter. This decrease of $3.3 million or 11.3% was primarily due to lower store expenses as a result of fewer stores and reduced corporate expenses. As a percentage of net sales, selling general and administrative expenses increased 1.6 percentage points to 29.9% in the 2001 second quarter compared to 28.3% in the 2000 quarter.

         OPERATING INCOME (DEFINED AS "NET SALES LESS COST OF SALES, INCLUDING BUYING AND OCCUPANCY COSTS, AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES") for the 2001 second quarter was a loss of $10.2 million, an increase of $9 million, compared to a loss of $1.2 million for the 2000 second quarter. The increased operating loss was primarily the result of the liquidation of the stores under the 2001 store closure programs and remaining expenses under the 2000 store closure program compared to the operating income generated by these stores during the second quarter of 2000. The operating loss, as a percentage of net sales, was 11.8% for the 2001 second quarter, an increase of 10.6 percentage points compared to 1.2% for the 2000 second quarter. Excluding the impact of the 2000 and 2001 store closure programs, the operating loss increased by $3.2 million primarily due to the 1.6% comparable store sales decrease and the 2.7 percentage point merchandise margin decline.

         REORGANIZATION/RESTRUCTURING CHARGE of $5.3 million includes $.3 million for termination and severance payments for the 2001 store closure programs and $3.2 million for the write-off of the remaining fixed assets and related goodwill and capital lease debt related to those stores, offset by $.9 million of leasehold interest sales. Also included are bankruptcy related costs, primarily professional fees, of $1 million and $1.7 million under a court approved retention program.

         OTHER INCOME (EXPENSE) was $(.4) million for the 2001 second quarter compared with $.2 million for the 2000 second quarter. The 2001 second quarter includes a reclassification of $.6 million for a leasehold interest sale to reorganization/restructuring expense.

         INTEREST AND DEBT EXPENSE was $2 million for the 2001 second quarter compared with $4.7 million for the 2000 second quarter. Lower interest for the 2001 second quarter relates to no interest being accrued for the subordinated notes in accordance with AICPA Statement of Position 90-7 (refer to the interest and debt section of the results of operations for the first half). Contractual interest for the 2001 second quarter was $4.7 million.

         INCOME TAXES. Due to previously unrecognized tax benefits no income tax provision has been provided for in the second quarters of 2001 and 2000.

First half of 2001 compared with the first half of 2000

Results of operations

Net Sales


         NET SALES were $239.8 million for the twenty-eight week 2001 first half which ended August 12, 2001 compared with $269.9 million for the twenty-eight week 2000 first half which ended on August 13, 2000. Total net sales decreased 11.2%. Comparable store sales for the first half increased .4%. Excluding the prior year first half sales for the 2000 store closure program (44 stores that were closed in the fourth quarter of fiscal 2000) and the 2001 store closure programs described below, net sales would have shown an increase of .6%.

         Excluding the first eight weeks of the first quarter, which were negatively impacted by the Chapter 11 filing on February 19, 2001, first half net sales for the 183 store base, described below, increased 4%.

         The Company completed further store analysis in early 2001, which identified an additional 22 leased stores for closing (the "2001 store closure program"). These stores were closed as of the end of June, 2001. An additional 12 stores are in process of closure and are expected to be closed before the end of October and become part of the 2001 store closure program. In addition to the 78 stores either closed or in process of being closed under store closure programs, the Company opened one new store in Richmond, Virginia and closed three stores during the first half of 2001 bringing the operating store base to 183 stores. These 183 stores had sales of $219.6 million for the first half compared with $218.2 million for the same period last year.

Earnings

         COST OF SALES, INCLUDING BUYING AND OCCUPANCY EXPENSES, were $182.6 million in the 2001 first half compared to $186.3 million in the 2000 first half. Included in the 2001 first half is a $1.6 million lower of cost or market reserve for the inventory liquidation of the 12 stores. Cost of sales, as a percentage of net sales, increased to 76.1% in the 2001 first half compared to 69% in the 2000 first half, an increase of 7.1 percentage points. Merchandise margins declined by 6.2 percentage points due to liquidation sales for the 2001 store closure programs which accounted for 2.4 percentage points of the decline and increased promotional activity due to the competitive lawn and garden market. Buying and occupancy costs decreased by approximately 6.2% due principally to reduced occupancy costs from the 2000 store closure program. This cost decrease offset by the 11.2% sales decrease results in a .9 percentage point increase in buying and occupancy costs as a percentage of sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES in the 2001 first half were $64.4 million compared to $74.2 million in the 2000 first half. This decrease of $9.8 million or 13.2% was primarily due to lower store expenses as a result of fewer stores and reduced advertising and corporate expenses. As a percentage of net sales, selling general and administrative expenses decreased
 .6 of a percentage point to 26.9% in the 2001 first half compared to 27.5% in the 2000 half.

         OPERATING INCOME (DEFINED AS "NET SALES LESS COST OF SALES, INCLUDING BUYING AND OCCUPANCY COSTS, AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES") for the 2001 first half was a loss of $7.2 million, a decrease of $16.6 million, compared to operating income of $9.4 million for the 2000 first half. The decline in operating income was primarily the result of the liquidation of the stores under the 2001 store closure program during the 2001 first half and expenses incurred to complete the liquidation of the 2000 store closure program compared to the operating income generated by these stores during the first half of 2000. Operating income, as a percentage of net sales, declined to a negative 3% of net sales for the 2001 first half, a decrease of 6.5 percentage points from the 3.5% for the 2000 first half. Excluding the impact of the 2000 and 2001 store closure programs the operating income for the 2001 first half was $1.9 million compared with $7.5 million in the 2000 first half. The decline of $5.6 million was primarily the result of lower merchandise margins as explained above.

         REORGANIZATION/RESTRUCTURING CHARGE of $7 million includes $.3 million for termination and severance payments for the 2001 store closure programs and $3.2 million for the write-off of the remaining fixed assets and related goodwill and capital lease debt related to those stores, offset by $.9 million of leasehold interest sales. Also included are bankruptcy related costs, primarily professional fees, of $2.7 million and $1.7 million under a court approved retention program.

         OTHER (INCOME) EXPENSE was $.3 million for the 2001 first half compared with $.2 million for the 2000 first half.

         INTEREST AND DEBT EXPENSE was $6.6 million for the 2001 first half compared with $12.2 million for the 2000 first half. Lower interest for the 2001 first half relates to no interest being accrued for the subordinated notes. During the Chapter 11 proceedings no interest is being accrued for the subordinated notes in accordance with AICPA Statement of Position 90-7, as it is not considered probable that the interest will be an allowed claim. Contractual interest for the 2001 first half was $12.1 million.

         INCOME TAXES for the 2000 first half represent a benefit resulting from the realization of certain net operating losses for which a full valuation allowance had been previously established. The Company reduced their valuation allowance by $.9 million based upon regulatory approval for certain tax matters and immediately realized the related deferred tax asset when the tax refund was received. As of August 12, 2001, the Company's remaining net deferred tax asset position was fully offset with a valuation allowance, due to the Company's historical operating results. Due to previously unrecognized tax benefits, no income tax provision has been provided for in the first half of 2001 and 2000.

         EXTRAORDINARY LOSS for the 2001 first half primarily represents the write-off of debt issue costs to retire the Company's outstanding obligations under a credit facility that existed at January 28, 2001. The total debt and associated fees retired totaled $62.1 million and was paid by the DIP financer under the DIP Financing Agreement.

 LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES. Net cash provided by operations in the 2001 first half was $17.3 million compared to $22.1 million in the 2000 first half due primarily to the lower level of earnings for the 2001 first half. The lower level of earnings was offset by the increase in accounts payable and accrued expense compared to the prior year half. This increase is due primarily to the Chapter 11 filings that resulted in prepetition amounts of $33.4 million for accounts payable and $19.8 million for accrued expense. In addition the decrease in inventory for 2001 compared to an increase in 2000 is due to the reduction in the store base and earlier receipt of Christmas merchandise in 2000.

         INVESTING ACTIVITIES. Net cash provided by investing activities in the 2001 first half was $10.6 million, due to the net proceeds of $12.1 million received from the sale of 11 of the 33 properties from the 2000 store closure program that were recorded as assets held for disposal at January 28, 2001. Since the end of the 2001 second quarter three additional properties have been sold providing net proceeds of approximately $2.4 million. In addition there was $1.5 million for capital expenditures, primarily related to the new store opened in Richmond, Virginia in the first quarter and remaining expenditures for the new POS system.

         FINANCING ACTIVITIES. Net cash used in financing activities in the 2001 first half was $35 million which related primarily to the repayment of bank debt.

         Cypress contributed $15 million in the 2000 first half and received 2,801,204 shares of Holdings common stock. The capital contribution, used primarily to fund the Company's POS system, resulted in an increase to the Company's net parent investment of $15 million.

         At August 12, 2001 the Company had a two year $100 million DIP Financing Agreement with a lender to finance, among other things, the Company's working capital requirements during Chapter 11 reorganization proceedings. Borrowings under the DIP Financing Agreement are limited to the availability under a borrowing base which includes eligible inventory and certain real estate interests. Borrowings under the DIP Financing Agreement are adjusted daily based upon cash availability and availability under the borrowing base. The interest rates are based upon a Base rate or Eurodollar rate plus an applicable margin based on availability as set forth in the DIP Financing Agreement. The Company had borrowings outstanding under the DIP Financing Agreement of $29 million at August 12, 2001. The DIP Financing Agreement requires the Company to maintain certain financial ratios. The Company was not in compliance with the EBITDA covenant at August 12, 2001. The Company obtained a waiver dated August 31, 2001 of noncompliance with the EBITDA covenant through August 12, 2001. Currently the Company is negotiating with the DIP financer to amend the DIP Financing Agreement for future periods.

         Total long-term debt (including the current portion of long- term debt) at August 12, 2001 was $176.3 million including borrowings under the DIP Financing Agreement, mortgages, capital leases and subordinated notes. Cash and cash equivalents were $3.5 million at the end of the 2001 first half.

         The Company's most significant cash requirements for fiscal 2001 are for seasonal buildup of merchandise inventories and bankruptcy related expenditures (primarily professional fees). The Company anticipates spending an additional $2.5 million for the remainder of fiscal 2001 for capital expenditures related to the POS system and general store capital expenditures. The Company opened one store in the 2001 first quarter. No additional store openings are planned for fiscal 2001 while in Chapter 11.

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

RECENT MANAGEMENT CHANGE

         The Company announced September 25, 2001 that its Board of Directors named Steven S. Fishman Chief Executive Officer and a member of the Board of Directors, effective September 25, 2001. Mr. Fishman was previously the President of SSF Resources, Inc., an investment and consulting firm. Before founding SSF Resources, Mr. Fishman had served for six years as Chairman and Chief Executive Officer of Pamida Holdings Corporation, a general merchandise discount retail chain of 230 stores located in small towns, which was acquired by Shopko in 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $1.6 million per year. During 2002, the Company will perform the required tests under the new rules and therefore has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.




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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no significant changes that would require disclosure since January 28, 2001.

                           Part II - OTHER INFORMATION

ITEM 1.           LITIGATION AND LEGAL PROCEEDINGS UNDER CHAPTER 11


         In the normal course of business the Company is subject to various claims. These claims should be resolved in connection with the Company's Chapter 11 cases.

         Since the filing of Chapter 11 on February 19, 2001 the Company sought court approval for extending the Exclusive Proposal Period from June 19, 2001 through October 19, 2001 and the Exclusive Solicitation Period from August 18, 2001 through December 18, 2001. Section 1121(b) of the Bankruptcy Code provides for an initial period of 120 days after the commencement of a Chapter 11 case during which a debtor has the exclusive right to propose and file a plan of reorganization. The Court approved the extension to October 19, 2001 and the Exclusive Solicitation Period through December 18, 2001. The Company anticipates requesting an additional 120-day extension and plans to file a reorganization plan within that extended period.



Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits

                  10.9 Certificate of the Secretary dated June 20, 2001 for Board Approval of a salary supplement for the Co-CEO's and modification of the Severance Policy for the Co-CEO's (Filed herewith)

                  10.10 Key Employee Retention and Incentive Program dated June 7, 2001 (Filed herewith)

                  10.11 Frank's Nursery & Crafts, Inc. Severance Plan (Filed herewith)



         B.       Reports on Form 8-K

                  During the quarter and through the date of this Report, the Registrant filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FRANK'S NURSERY & CRAFTS, INC.


                             By:       /s/ Adam Szopinski
                                      ------------------------------
                                      Adam Szopinski
                                      Co-Chief Executive Officer,
                                      Chief Operating Officer and
                                      President


                             By:       /s/ Larry T. Lakin
                                      ------------------------------
                                      Larry T. Lakin
                                      Co-Chief Executive Officer,
                                      Vice Chairman,
                                      Chief Financial Officer and
                                      Treasurer

Dated:  September 26, 2001

                                 EXHIBIT INDEX



EXHIBIT NO.              DESCRIPTION OF EXHIBITS
-----------              -----------------------

   10.9 Certificate of the Secretary dated June 20, 2001 for Board Approval of a salary supplement for the Co-CEO's and modification of the Severance Policy for the Co-CEO's (Filed herewith)

   10.10 Key Employee Retention and Incentive Program dated June 7, 2001 (Filed herewith)

   10.11 Frank's Nursery & Crafts, Inc. Severance Plan (Filed herewith)