Form 10-Q
period 2001-11-04
FRANKS NURSERY & CRAFTS INC
filed 2001-12-19
CIK 38792

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

(MARK ONE)                         FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended November 4, 2001
                                        ----------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                to
                                          ------------    ------------

                          Commission file number          1-5364
                                                       --------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes ___X______    No __________

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed
by a court. Yes _________    No __________

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $1.00 par value, 1,000 shares outstanding as of December 19, 2001 held by FNC Holdings Inc. There is no public trading market for the outstanding shares.

                         FRANK'S NURSERY & CRAFTS, INC.

                         PART I - FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS



                         FRANK'S NURSERY & CRAFTS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)



                                     Twelve Weeks Ended        Forty Weeks Ended
                                  ------------------------  ------------------------
                                  NOVEMBER 4,  November 5,  NOVEMBER 4,  November 5,
                                     2001         2000         2001         2000
                                  -----------  ----------   -----------  -----------
                                  (DEBTOR-IN-               (DEBTOR-IN-
                                  POSSESSION)               POSSESSION)

NET SALES                         $  45,704    $  58,506     $ 285,543    $ 328,426

OPERATING COSTS AND EXPENSES:
  Cost of sales, including
    buying and occupancy and
    reserves (1)                     50,503       50,266       233,143      236,608
  Selling, general and
    administrative                   20,823       26,151        85,189      100,341
  Amortization of goodwill              369          563         1,263        1,875
  Reorganization, restructuring
    and other related charges         5,112                     12,093
  Other (income) expense                (70)        (126)         (411)        (325)
                                  ---------    ---------     ---------    ---------
    Total operating costs and
      expenses                       76,737       76,854       331,277      338,499
                                  ---------    ---------     ---------    ---------

LOSS FROM OPERATIONS                (31,033)     (18,348)      (45,734)     (10,073)
INTEREST AND DEBT EXPENSE             2,084        5,859         8,701       18,067
                                  ---------    ---------     ---------    ---------
LOSS BEFORE INCOME TAX BENEFIT
  AND EXTRAORDINARY LOSS            (33,117)     (24,207)      (54,435)     (28,140)
INCOME TAX BENEFIT                                                             (949)
                                  ---------    ---------     ---------    ---------
LOSS FROM OPERATIONS BEFORE
  EXTRAORDINARY LOSS                (33,117)     (24,207)      (54,435)     (27,191)
EXTRAORDINARY LOSS FROM EARLY
  EXTINGUISHMENT OF DEBT                                         4,230
                                  ---------    ---------     ---------    ---------
NET LOSS                          $ (33,117)   $ (24,207)    $ (58,665)   $ (27,191)
                                  =========    =========     =========    =========




(1) The twelve and forty weeks ended November 4, 2001 include a $9.5 million charge for an inventory clearance reserve. Refer to notes to financial statements.


See notes to financial statements.

                         FRANK'S NURSERY & CRAFTS, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                           NOVEMBER 4,  November 5,  January 28,
                                             2001         2000         2001
                                           -----------  -----------  -----------
                                           (UNAUDITED)  (Unaudited)
                                           (DEBTOR-IN-
                                           POSSESSION)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                  $   3,580   $  10,118     $  10,607
  Marketable securities                          1,184       1,939         1,812
  Accounts receivable                            1,144         889         1,712
  Merchandise inventory                         74,778     125,889        73,125
  Assets to be disposed of                      11,398                    33,500
  Prepaid expenses and other
    current assets                               6,497       5,822         4,551
                                             ---------   ---------     ---------
        Total current assets                    98,581     144,657       125,307
                                             ---------   ---------     ---------

PROPERTY, PLANT AND EQUIPMENT, NET             110,216     222,064       129,863
GOODWILL, LESS ACCUMULATED
  AMORTIZATION OF $1,229,
    $6,888 AND $7,451                           14,751      90,754        16,600
OTHER ASSETS AND DEFERRED CHARGES               11,219      14,470        14,251
                                             ---------   ---------     ---------
                                             $ 234,767   $ 471,945     $ 286,021
                                             =========   =========     =========

LIABILITIES AND SHAREHOLDER'S EQUITY
  (DEFICIENCY  IN ASSETS)
CURRENT LIABILITIES:
  Accounts payable                           $  17,678   $  46,832     $  32,606
  Accounts payable - prepetition                32,560
  Accrued expenses                              31,157      32,095        39,417
  Accrued expense payables - prepetition        19,588
  Notes payable to banks                        51,592      77,000        47,352
  Current portion of long-term debt             23,587       8,840        46,575
  Subordinated debt                            115,000                   115,000
                                             ---------   ---------     ---------
        Total current liabilities              291,162     164,767       280,950
                                             ---------   ---------     ---------
LONG-TERM DEBT:
  Senior debt                                    4,113      44,435         5,383
  Subordinated debt                                        115,000
                                             ---------   ---------     ---------
        Total long-term debt                     4,113     159,435         5,383
                                             ---------   ---------     ---------

OTHER LIABILITIES AND DEFERRED CREDITS           4,097      12,146         5,627

SHAREHOLDER'S EQUITY (DEFICIENCY IN ASSETS):
  Common stock $1.00 par value,
    1,000 shares authorized,
      1,000 shares issued and outstanding            1           1             1
  Capital in excess of par value               165,999     165,999       165,999
  Net parent investment                         16,176      16,614        16,177
  Retained deficit                            (246,781)    (47,017)     (188,116)
                                             ---------   ---------     ---------
        Total shareholder's equity
          (Deficiency in assets)               (64,605)    135,597        (5,939)
                                             ---------   ---------     ---------
                                             $ 234,767   $ 471,945     $ 286,021
                                             =========   =========     =========


See notes to financial statements.

                         FRANK'S NURSERY & CRAFTS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                              Forty Weeks Ended
                                                           ------------------------
                                                           NOVEMBER 4,  November 5,
                                                              2001        2000
                                                           -----------  -----------
                                                           (DEBTOR-IN-
                                                           POSSESSION)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $ (58,665)   $ (27,191)
  Adjustments to reconcile net loss to
    net cash provided by operations:
      Depreciation                                              12,829       14,183
      Amortization                                               2,758        2,954
      Noncash portion of reorganization, restructuring
        and other related charges                                7,336
      Inventory clearance reserve                                9,545
      Debt issue costs (extraordinary loss)                      3,458
      Other, net                                                (2,036)         (18)
                                                             ---------    ---------
                                                               (24,775)     (10,072)

  Changes in operating assets and liabilities:
    Marketable securities                                          (88)         (93)
    Accounts receivable                                            568        1,052
    Inventory                                                  (11,198)     (25,066)
    Prepaid expenses                                            (2,006)       1,438
    Accounts payable                                            17,632       31,834
    Accrued expenses                                            13,432       (8,854)
                                                             ---------    ---------
  Net cash used in operations                                   (6,435)      (9,761)
                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                    (1,850)     (15,797)
  Proceeds from asset sales                                     18,306
                                                             ---------    ---------
  Net cash provided by (used in) investing
    activities                                                  16,456      (15,797)
                                                             ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in net parent investment                      (1)      14,962
  Increase in notes payable to banks, net                        4,240       15,000
  Payment of long-term debt and capital lease
    obligations                                                (21,287)      (3,141)
                                                             ---------    ---------
  Net cash provided by (used in)
    financing activities                                       (17,048)      26,821
                                                             ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (7,027)       1,263
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                10,607        8,855
                                                             ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $   3,580    $  10,118
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

NOTE 2:    REORGANIZATION, RESTRUCTURING AND OTHER RELATED CHARGES

           As a result of the bankruptcy, the Company rejected 22 store leases for which the inventory was liquidated in the first and second quarter of fiscal 2001. All the stores were closed as of the end of June, 2001. In addition as the 2001 spring season came to a close, management identified 12 additional locations for closing, of which one was owned and 11 were leased. All the stores were closed as of the end of September, 2001.

           The reorganization/restructuring charge of $12.1 million includes a 2001 third quarter charge of $4 million representing the revaluation of the estimated net selling price (fair value) of the remaining 14 properties classified as assets to be disposed of and losses on properties that sold below their estimated net selling price originally established at January 28, 2001. Charges related to the store closings, discussed above, include $.3 million for termination and severance payments and $3.2 million for the write-off of the remaining fixed assets, capital lease debt and related goodwill. Also included are bankruptcy related costs (primarily professional fees) of $3.8 million and $1.7 million under a court approved retention program, offset by $.9 million of leasehold interest sales.

                     NOTES TO FINANCIAL STATEMENTS CONTINUED

NOTE  2:   REORGANIZATION, RESTRUCTURING AND OTHER RELATED CHARGES
           (CONTINUED)

           During the third quarter the Company assessed its inventory position and decided to dispose of certain discontinued inventory primarily in the floral, home decor and Christmas Trim-a-Tree product lines to improve the Company's cash flow and return on investment. The clearance sale for the liquidation of this merchandise will be conducted during the fourth quarter. As the result of this decision the Company recorded a charge of $9.5 million to write-down the inventory to net realizable value ("inventory clearance reserve"). This charge is included in cost of sales, including buying and occupancy, in the accompanying statements of operations. In addition, cost of sales for the 2001 forty weeks includes a lower of cost or market reserve of $1.6 million for the inventory liquidation of the 12 stores that was completed during the third quarter.

NOTE 3:    STORE CLOSINGS

           Subsequent to November 4, 2001 the Company obtained bankruptcy court approval to conduct the liquidation of an additional twelve stores of which two are owned and ten are leased. The liquidation will be completed by a third party and is expected to be completed in the early part of fiscal 2002. A write-down of the inventory will be booked in the fourth quarter of fiscal 2001. The inventory value of these twelve stores at November 4, 2001 is approximately $5.3 million.

NOTE 4:    DEBT

           At November 4, 2001 the Company had a $100 million debtor-in-possession financing agreement (the "DIP Financing Agreement") with a lender to finance, among other things, the Company's working capital requirements during Chapter 11 reorganization proceedings. Borrowings under the DIP Financing Agreement are limited to the availability under a borrowing base which includes eligible inventory and certain real estate interests. Borrowings under the DIP Financing Agreement are adjusted daily based upon cash availability and availability under the borrowing base. The interest rates are based upon a Base rate or Eurodollar rate plus an applicable margin based on availability as set forth in the DIP Financing Agreement. The minimum interest rate is 7%. The Company had borrowings outstanding under the DIP Financing Agreement of $51.6 million at November 4, 2001.

                     NOTES TO FINANCIAL STATEMENTS CONTINUED

           The DIP Financing Agreement requires the Company to maintain certain financial ratios. The Company was in compliance with all of its covenants under the DIP Financing Agreement at November 4, 2001. Currently the Company is negotiating with the DIP financer to amend the DIP Financing Agreement for future periods.

           In accordance with AICPA Statement of Position 90-7, contractual interest for the 2001 third quarter and forty weeks was $4.8 million and $16.9 million, respectively.

NOTE 5:    EXTRAORDINARY LOSS

           On February 21, 2001 the initial borrowings under the DIP Financing Agreement described above in Note 4 were used to retire the Company's outstanding obligations under a credit facility that existed at January 28, 2001. The total debt and associated fees retired totaled $62.1 million. This resulted in an extraordinary loss from the early extinguishment of debt of $4.2 million in the 2001 forty weeks, primarily for the write-off of debt issue costs.


NOTE 6:    NET PARENT INVESTMENT

           The Cypress Group LLC ("Cypress") contributed $15 million in the 2000 forty weeks and received 2,801,204 shares of Holdings common stock. The capital contribution, used primarily to fund the Company's POS system, resulted in an increase to the Company's net parent investment of $15 million.


NOTE 7:    INCOME TAXES

           Income taxes for the fiscal 2000 forty weeks represent a benefit resulting from the realization of certain net operating losses for which a full valuation allowance had been previously established. The Company reduced their valuation allowance by $.9 million based upon regulatory approval for certain tax matters and immediately realized the related deferred tax asset when the tax refund was received. As of November 4, 2001, the Company's remaining net deferred tax asset position was fully offset with a valuation allowance, due to the Company's historical operating results.

           Due to net losses, no income tax provision has been provided for the twelve and forty weeks of fiscal 2001 and 2000.

                     NOTES TO FINANCIAL STATEMENTS CONTINUED

NOTE 8:    RECENT ACCOUNTING DISCLOSURES

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


NOTE 9:    LITIGATION AND LEGAL PROCEEDINGS UNDER CHAPTER 11

           In the normal course of business the Company is subject to various claims. These claims should be resolved in connection with the Company's Chapter 11 cases.

           Since the filing of Chapter 11 on February 19, 2001 the Company obtained court approval for extending the Exclusive Proposal Period from June 19, 2001 through October 19, 2001 and the Exclusive Solicitation Period from August 18, 2001 through December 18, 2001.
           Section 1121(b) of the Bankruptcy Code provides for an initial period of 120 days after the commencement of a Chapter 11 case during which a debtor has the exclusive right to propose and file a plan of reorganization. Subsequent to November 4, 2001 the court approved an additional 120-day extension of the Exclusive Proposal Period to February 18, 2002 and the Exclusive Solicitation Period through April 17, 2002. The Company anticipates filing a reorganization plan with the court within this period.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Third quarter of 2001 compared with third quarter of 2000
Results of operations


Net Sales

     NET SALES were $45.7 million for the twelve week 2001 third quarter which ended November 4, 2001 compared with $58.5 million in the 2000 third quarter which ended November 5, 2000. Total net sales decreased 21.9% for the quarter due primarily to prior year sales at stores which have subsequently been closed. Comparable store sales for the third quarter increased .1%.


Earnings

     COST OF SALES, INCLUDING BUYING AND OCCUPANCY EXPENSES, were $50.5 million in the 2001 third quarter compared to $50.3 million in the 2000 third quarter. During the third quarter the Company assessed its inventory position and decided to dispose of certain discontinued inventory primarily in the floral, home decor and Christmas Trim-a-Tree product lines to improve the Company's cash flow and return on investment. The clearance sale to liquidate this inventory will be conducted during the fourth quarter. As a result of this decision the Company recorded a charge to cost of sales for $9.5 million to write-down the inventory to net realizable value ("inventory clearance reserve"). Cost of sales, as a percentage of net sales, was 89.6% excluding the $9.5 million inventory clearance reserve, in the 2001 third quarter compared to 85.9% in the 2000 third quarter. Merchandise margins, excluding the inventory clearance reserve declined by 4.8 percentage points primarily due to inventory clearance activities in the last period of the 2001 third quarter. Buying and occupancy costs decreased by approximately 24.7% due principally to reduced occupancy costs from the 2000 and 2001 store closure programs resulting in a 1.1 percentage point decrease in buying and occupancy costs as a percentage of sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES in the 2001 third quarter were $20.8 million compared to $26.2 million in the 2000 third quarter. This decrease of $5.4 million or 20.6% was primarily due to lower store expenses as a result of fewer stores and reduced corporate expenses. As a percentage of net sales, selling general and administrative expenses increased .9 percentage points to 45.6% in the 2001 third quarter compared to 44.7% in the 2000 third quarter.

     OPERATING LOSS (DEFINED AS "NET SALES LESS COST OF SALES, INCLUDING BUYING AND OCCUPANCY COSTS, AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES") for the 2001 third quarter was $25.6 million, an increase of $7.7 million, compared to $17.9 million for the 2000 third quarter. The increased operating loss was primarily the result of the inventory clearance reserve charge of $9.5 million offset in part by reduced operating losses of $2.8 million for stores in the store closure programs (defined in the forty weeks results of operations). Excluding the impact of the store closure programs and the inventory clearance reserve charge, the operating loss increased by $1 million due to lower gross margins. The operating loss, as a percentage of net sales, was 56.1% for the 2001 third quarter, an increase of 25.5 percentage points compared to 30.6% for the 2000 third quarter.

     REORGANIZATION/RESTRUCTURING CHARGE of $5.1 million primarily relates to a $4 million charge representing the revaluation of the estimated net selling price of the remaining 14 properties classified as assets to be disposed of and losses on properties that sold below their originally estimated net selling price established at January 28, 2001. The remaining charge of $1.1 is for bankruptcy related costs, primarily professional fees.

     OTHER INCOME (EXPENSE) was $70,000 for the 2001 third quarter compared with $126,000 for the 2000 third quarter.

     INTEREST AND DEBT EXPENSE was $2.1 million for the 2001 third quarter compared with $5.9 million for the 2000 third quarter. Lower interest for the 2001 third quarter relates to no interest being accrued for the subordinated notes since the Chapter 11 filing in accordance with AICPA Statement of Position 90-7 (refer to the interest and debt section of the results of operations for the forty weeks). Contractual interest for the 2001 third quarter was $4.8 million.

     INCOME TAXES. Due to net losses no income tax provision has been provided for in the third quarters of 2001 and 2000.

Forty weeks of 2001 compared with the forty weeks of 2000

Results of operations

Net Sales


     NET SALES were $285.5 million for the first forty weeks of 2001 ("2001") which ended November 4, 2001 compared with $328.4 million for the first forty weeks of 2000 ("2000") which ended on November 5, 2000. Total net sales decreased 13.1%. Comparable store sales for the forty weeks increased .4%.

     Excluding the first eight weeks of the first quarter, which were negatively impacted by the Chapter 11 filing on February 19, 2001, net sales for the 183 comparable store base, described below, increased 4%.

     In early 2001 the Company identified 22 leased stores for closure (the "2001 store closure program"). These stores were closed as of the end of June, 2001. An additional 12 stores were closed as of the end of October, 2001 and become part of the 2001 store closure program. In addition to the 78 stores closed the Company opened one new store in Richmond, Virginia and closed three stores bringing the operating store base to 183 stores.

Earnings

     COST OF SALES, INCLUDING BUYING AND OCCUPANCY EXPENSES, were $233.1 million in 2001 compared to $236.6 million in 2000. Included in 2001 are lower of cost or market reserves of $9.5 million for the inventory clearance reserve and $1.6 million for the inventory liquidation of the 12 stores completed in the 2001 third quarter. Cost of sales, as a percentage of net sales, increased to 81.6% in 2001 compared to 72% in 2000, an increase of 9.6 percentage points. This increase was due in part to the inventory clearance reserve which accounted for approximately 34% of the increase, or 3.3 percentage points. Merchandise margins, excluding the inventory clearance reserve, declined by 6.1 percentage points due to the liquidation sales for the 2001 store closure programs (which accounted for approximately 2 percentage points) and increased promotional activity due to the competitive lawn and garden market. Buying and occupancy costs decreased by approximately 11.9% due principally to reduced occupancy costs from the 2000 store closure program. This cost decrease offset by the 13.1% sales decrease results in a .2 percentage point increase in buying and occupancy costs as a percentage of sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES in 2001 were $85.2 million compared to $100.3 million in 2000. This decrease of $15.1 million or 15.1% was primarily due to lower store expenses as a result of fewer stores and reduced advertising and corporate expenses. As a percentage of net sales, selling general and administrative expenses decreased .8 of a percentage point to 29.8% in 2001 compared to 30.6% in 2000.

     OPERATING LOSS (DEFINED AS "NET SALES LESS COST OF SALES, INCLUDING BUYING AND OCCUPANCY COSTS, AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES") for 2001 was $32.8 million, an increase of $24.3 million, compared to $8.5 million for 2000. The increase in the operating loss was primarily the result of the liquidation of the stores under the 2001 store closure program and expenses incurred to complete the liquidation of the 2000 store closure program in 2001 compared to the operating loss generated by these stores during 2000, as well as the inventory clearance reserve of $9.5 million. The operating loss, as a percentage of net sales was 11.5% for 2001, an increase of 8.9 percentage points from the 2.6% for 2000. Excluding the impact of the 2000 and 2001 store closure programs and the inventory clearance reserve, the operating loss for 2001 was $13.3 million compared with $6.7 million in 2000. The increase of $6.6 million was due to the lower merchandise margins as explained above.

     REORGANIZATION/RESTRUCTURING CHARGE of $12.1 million includes a 2001 third quarter charge of $4 million representing the revaluation of the estimated net selling price of the remaining 14 properties classified as assets to be disposed of and losses on properties that sold below their estimated net selling price originally established at January 28, 2001. Charges related to the store closings, include $.3 million for termination and severance payments and $3.2 million for the write-off of the remaining fixed assets, capital lease debt and related goodwill, offset by $.9 million of leasehold interest sales. Also included are bankruptcy related costs, primarily professional fees, of $3.8 million and $1.7 million under a court approved retention program.

     OTHER INCOME (EXPENSE) was $.4 million for 2001 compared with $.3 million for 2000.

     INTEREST AND DEBT EXPENSE was $8.7 million for 2001 compared with $18.1 million for 2000. Lower interest for 2001 relates to no interest being accrued for the subordinated notes since the Chapter 11 filing. During the Chapter 11 proceedings no interest is being accrued for the subordinated notes in accordance with AICPA Statement of Position 90-7, as it is not considered probable that the interest will be an allowed claim. Contractual interest for 2001 was $16.9 million.

     INCOME TAXES for 2000 represent a benefit resulting from the realization of certain net operating losses for which a full valuation allowance had been previously established. The Company reduced their valuation allowance by $.9 million based upon regulatory approval for certain tax matters and immediately realized the related deferred tax asset when the tax refund was received. As of November 4, 2001, the Company's remaining net deferred tax asset position was fully offset with a valuation allowance, due to the Company's historical operating results. Due to net losses no income tax provision has been provided for in 2001 and 2000.

     EXTRAORDINARY LOSS for 2001 primarily represents the write- off of debt issue costs to retire the Company's outstanding obligations under a credit facility that existed at January 28, 2001. The total debt and associated fees retired and paid by the DIP financer under the DIP Financing Agreement was $62.1 million.

 LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES. Net cash used in operations in 2001 was $6.4 million compared to $9.8 million in 2000 due primarily to the increase in accrued expense compared to the prior year offset by the lower level of earnings for 2001. The increase in accrued expense is due primarily to the Chapter 11 filings that resulted in prepetition amounts of $19.6 million.

     INVESTING ACTIVITIES. Net cash provided by investing activities in 2001 was $16.5 million, due to the net proceeds of $18.3 million received from the sale of 19 of the 33 owned properties from the 2000 store closure program that were recorded as assets held for disposal at January 28, 2001. In addition there was $1.9 million for capital expenditures, primarily related to the new store opened in Richmond, Virginia in the first quarter and remaining expenditures for the new POS system. Capital expenditures were $15.8 million in 2000 primarily for new store openings and the new POS system.

     FINANCING ACTIVITIES. Net cash used in financing activities in 2001 was $17 million which related primarily to the reduction in bank debt and the payment of mortgage debt from the proceeds of asset sales discussed above.

     Cypress contributed $15 million in 2000 and received 2,801,204 shares of Holdings common stock. The capital contribution, used primarily to fund the Company's POS system, resulted in an increase to the Company's net parent investment of $15 million.

     At November 4, 2001 the Company had a $100 million DIP Financing Agreement with a lender to finance, among other things, the Company's working capital requirements during Chapter 11 reorganization proceedings. Borrowings under the DIP Financing Agreement are limited to the availability under a borrowing base which includes eligible inventory and certain real estate interests.

Borrowings under the DIP Financing Agreement are adjusted daily based upon cash availability and availability under the borrowing base. The interest rates are based upon a Base rate or Eurodollar rate plus an applicable margin based on availability as set forth in the DIP Financing Agreement. The minimum interest rate is 7%. The Company had borrowings outstanding under the DIP Financing Agreement of $51.6 million at November 4, 2001. The DIP Financing Agreement requires the Company to maintain certain financial ratios. The Company was in compliance with all of its covenants under the DIP Financing Agreement at November 4, 2001. Currently the Company is negotiating with the DIP financer to amend the DIP Financing Agreement for future periods.

     Total long-term debt (including the current portion of long- term debt) at November 4, 2001 was $194.3 million including borrowings under the DIP Financing Agreement, mortgages, capital leases and subordinated notes. Cash and cash equivalents were $3.6 million at November 4, 2001.

     The Company's most significant cash requirements for fiscal 2001 are for seasonal buildup of merchandise inventories and bankruptcy related expenditures (primarily professional fees). The Company anticipates spending an additional $1.3 million for the remainder of fiscal 2001 for capital expenditures related to the POS system and general store capital expenditures. The Company opened one store in the 2001 first quarter. No additional store openings are planned for fiscal 2001 while in Chapter 11.

     Subsequent to November 4, 2001 the Company obtained bankruptcy court approval to conduct the liquidation of an additional twelve stores of which two are owned and ten are leased. The liquidation will be completed by a third party and is expected to be completed in the early part of fiscal 2002. A write-down of the inventory will be booked in the fourth quarter of fiscal 2000. The inventory value of these twelve stores at November 4, 2001 is approximately $5.3 million.

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

     Since the filing of Chapter 11 on February 19, 2001 the Company obtained court approval for extending the Exclusive Proposal Period from June 19, 2001 through October 19, 2001 and the Exclusive Solicitation Period from August 18, 2001 through December 18, 2001. Section 1121(b) of the Bankruptcy Code provides for an initial period of 120 days after the commencement of a Chapter 11 case during which a debtor has the exclusive right to propose and file a plan of reorganization. Subsequent to November 4, 2001 the court approved an additional 120-day extension of the Exclusive Proposal Period to February 18, 2002 and the Exclusive Solicitation Period through April 17, 2002. The Company anticipates filing a reorganization plan with the court within this period.








Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

     A.    Exhibits

           10.12   Employment Agreement dated as of September 25,
                   2001 by and between the Company and Steven S.
                   Fishman (Filed herewith)


     B.    Reports on Form 8-K

           During the quarter and through the date of this Report, the Registrant filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FRANK'S NURSERY & CRAFTS, INC.


                                   By:       /s/ Steven S. Fishman
                                            ------------------------------

                                             Steven S. Fishman
                                            Chief Executive Officer


                                   By:       /s/ Larry T. Lakin
                                            ------------------------------

                                            Larry T. Lakin
                                            Vice Chairman,
                                            Chief Financial Officer and
                                            Treasurer



Dated:  December 19, 2001

                                  EXHIBIT INDEX


Exhibit
Number                  Description

10.12 Employment Agreement dated as of September 25, 2001 by and between the Company and Steven S. Fishman (Filed herewith)