Form 10-K
period 2002-01-27
FRANKS NURSERY & CRAFTS INC
filed 2002-04-29
CIK 38792

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                    FORM 10-K


----
 X
---- ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended January 27, 2002
                                             ----------------

                                       OR
----
---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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


         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of the registrant's Common Stock, $1.00 par value, held by non-affiliates as of April 29, 2002: -0-.

         Number of voting shares of the registrant's Common Stock outstanding as of April 29, 2002: 1,000 held by FNC Holdings Inc. There is no public trading market for the outstanding shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                            [Cover page 2 of 2 pages]

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         Frank's Nursery & Crafts, Inc. ("Frank's", the "Company" or the "Registrant") operates the largest chain (as measured by sales) in the United States of specialty retail stores devoted to the sale of lawn and garden products. Frank's also is a leading retailer of Christmas trim-a-tree merchandise, artificial flowers and arrangements, garden and floral crafts, and home decorative products. As of January 27, 2002, the Company operated 170 retail stores in 14 states primarily in the East, Middle Atlantic and Midwest regions of the United States under the name Frank's Nursery & Crafts(R). References to "Holdings" refer to the sole shareholder of Frank's, FNC Holdings Inc. (formerly known as General Host Corporation), a New York Corporation. In December 1997 Holdings was acquired by The Cypress Group LLC ("Cypress"), a New York based private equity group. Unless otherwise stated, all statistics in this Item were compiled as of January 27, 2002("fiscal year 2001").

         Frank's was incorporated under the laws of the State of Michigan in 1957. The Company operates entirely in one industry segment, the lawn and garden retail industry as defined below. The Company's principal executive offices are located at 1175 West Long Lake, Troy, Michigan 48098, and its telephone number is (248) 712- 7000.

REORGANIZATION/CHAPTER 11 FILING

         The Company's decision to seek Chapter 11 protection on February 19, 2001 was, in part, the consequence of several developments during fiscal year 2000 relating to sales, asset disposition and funding.

         During the first half of 2000, weather patterns negatively impacted lawn and garden product sales across the Company's principal markets. During the third quarter of 2000, the Company decided to close 44 under-performing stores, liquidate their inventories, and sell the 33 of the 44 closed stores that were owned by the Company. During the fourth quarter of 2000, consistent with the general softness in sales and heavy price promotional activities throughout the retailing industry, it became apparent that the Company's Trim-a-Tree holiday season sales were below expectations. In the later part of the fourth quarter, it also became apparent that the Company's expectations from property sales were not achievable, in part, because of deteriorating retail real estate and financial market conditions overall.

         During January of 2001, notwithstanding excess borrowing availability under its existing bank credit facilities, the Company was unable to draw down sufficient funding to meet its working capital needs because its banks asserted that various conditions to borrowing had not been met. In the relatively short period between the time that its credit facilities were curtailed and the necessity of securing alternative financing, it became apparent that the most appropriate method to secure financing, ensure product availability for the spring season, and achieve restructuring objectives was through Chapter 11 filings.

         On February 19, 2001 (the "Petition Date"), the Company and Holdings (the "Debtors") each filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code ("Chapter 11 Reorganization") in the United States Bankruptcy Court for the District of Maryland, Baltimore Division (the "Court"). During the Chapter 11 Reorganization the Company has continued to manage and operate its assets and business as a debtor-in-possession. Additionally, an unsecured creditors' committee ("creditors' committee") was appointed and has the right to review and object to any proposed non-ordinary course of business transactions and otherwise participate in the Chapter 11 Reorganization.

         As of the Petition Date, actions to collect prepetition indebtedness of the Debtors were stayed and other contractual obligations of the Debtors could not be enforced against the Debtors. In addition the Debtors may reject prepetition executory contracts and lease obligations, and parties affected by these rejections may file claims with the Court in accordance with the Bankruptcy Code. Substantially all liabilities as of the Petition Date are subject to settlement under a plan of reorganization, which is to be voted upon by impaired classes of creditors and equity security holders and is subject to approval by the Court.

         At the outset, the Company obtained a $100 million debtor-in-possession Financing Agreement (the "DIP Financing Agreement") with a syndicate of new lenders led by Wells Fargo Retail Finance, LLC., as agent. During the Chapter 11 Reorganization, Frank's has undertaken numerous actions to improve the Company's operations including the closing of an additional 47 under-performing stores, the consummation of 26 transactions for the sale of real property relating to the closed locations, the reduction of the overhead of the Company, and the development of a business plan in concert with the Company's financial and legal advisors as well as the creditors' committee. In addition, the Company engaged a new Chief Executive Officer ("CEO") to lead Frank's through the remainder of the Chapter 11 Reorganization and remain as CEO of the reorganized Company. Steven S. Fishman became the new CEO of Frank's on September 25, 2001.

         On February 11, 2002, the Company filed a "Disclosure Statement", pursuant to Section 1125 of the Bankruptcy Code, and a Joint Plan of Reorganization with the Court. A First Amended Joint Plan of Reorganization (the "Plan") was filed on March 13, 2002. The Court has approved the Disclosure Statement as containing adequate information thus allowing the Company to solicit votes from creditors and equity holders for approval of the Plan. The Court has scheduled a hearing on May 1, 2002 for consideration of confirmation of the Plan. Upon confirmation of the Plan, all claims against and interest in the Debtors will be discharged.

         The type and amount of distributions that each creditor would receive under the Plan will depend upon the class in which the claim is placed. The largest class consists of general unsecured claims. They will receive on a pro rata basis, 100% of the new common stock to be outstanding on the effective date of the Plan.

The Plan, as filed, provides for the distribution of warrants to purchase up to 3% of the new common stock to the Company's prepetition common stock holders. The Plan calls for the cancellation of the currently outstanding Common Stock on the effective date of the Plan.

         The voting deadline for the Plan was April 19, 2002. The vote for the class of general unsecured claims was for approval of the Plan. Several of the mortgagees and certain other creditors objected to the Plan. It is expected that their objections will be resolved in court on May 1, 2002.

THE LAWN AND GARDEN INDUSTRY

         The Company believes that the overall retail market for lawn and garden products, defined to include green goods for both outdoor and indoor usage, fertilizers, gardening accessories, lawn and patio furniture, Christmas Trim-a-Tree merchandise and snow removal, power equipment, barbecues and watering accessories, was approximately $88.4 billion in 2001 and grew at 4.5% over the $84.6 billion estimated for 2000. The Company also believes that, for the 10 years covering the period 1992 through 2001, the lawn and garden industry grew at a compound annual growth rate of approximately 6%. Among other factors, the Company believes that the principal reasons for this sustained growth were the popularity of gardening as a leisure activity, new home construction and favorable demographic trends such as the aging of the baby-boomer population.

         The lawn and garden market is highly seasonal, with the spring season accounting for the majority of annual product sales. The market for green goods is generally non-branded and highly differentiated by both specimen and quality while the market for hard goods, fertilizers and chemicals is composed of both national and private label brands. At the retail level the lawn and garden market is highly fragmented and consists of national and regional chains of specialty retailers, mass merchants and home centers as well as thousands of local, independent garden centers and nurseries. With the exception of the garden center and nursery segment, few retailers operate their lawn and garden centers on a year round basis or as full line lawn and garden retailers. The Company believes that the primary competitive factors in lawn and garden retailing include breadth of product assortment, product quality, price and knowledgeable service. The Company believes that it competes effectively on the above factors, as well as others, and that its competence in the retailing of lawn and garden products will enable it to gain market share in the future from increased penetration of its existing markets.

COMPANY STRATEGY

         Management has repositioned the Company's merchandising strategy and concentrated on three major sectors: lawn and garden, floral and home decor and Christmas Trim-a-Tree. Merchandising lines such as pet foods and general and juvenile crafts, among others, which had been a part of Frank's range prior to the acquisition, were deemed no longer appropriate and a phased discontinuation plan was put into effect. This plan was completed during fiscal year 2001.

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

         The Company also provides the leading assortment of floral and home decor products, including premium artificial flowers and arrangements for the do-it-yourself decorator as well as to those preferring finished arrangements. In addition, a leading assortment of decorative candles, vases and floral containers, ribbons, picture frames and accent pieces for the home or patio is offered. The Company has expanded its garden decor product offering and expects continued growth in this category.

         The Company's Christmas Trim-a-Tree selection is aimed at providing its customers with the broadest assortment of quality artificial trees, wreaths, tree decorations, lights and holiday decor and to serve as a one-stop shopping destination for these holiday related purchases. Frank's plans to broaden its product selection in this area by expanding its gift items.

         The Company utilizes extensive marketing and advertising efforts to communicate with its customers. Key advertising and promotional programs for 2002 include: improving the quality of media with illustrations of products with greater impact and color assortments and a new feature in the form of tips for our customers entitled "Frankly Speaking"; targeting print mailings and media in a more efficient manner that focuses on the Company's neighborhood presence; and a new in-store sign package.

         During fiscal 2001, the Company completed the installation of a new point-of-sale system aimed at substantially enhancing transaction processes and improving customer service flows at its store check- out areas. To further enhance the effectiveness of the integrated merchandising system the Company intends to install a major upgrade to the system during 2002 which will provide increased information accessibility to more effectively manage the business, particularly in allocating and replenishing product at store level. In addition a markdown system is planned for implementation that will allow the Company the ability to clearance inventory by store on a timely basis.

         During fiscal 2001, the Company opened one new store, which was subsequently included in the 2001 store closure program and closed as of the end of March 2002. The Company does not intend to open additional stores in 2002. Capital spending for stores will focus on remodeling the interior of the stores to enhance the customer shopping experience.

PRODUCT CATEGORIES

         The Company operates a chain of specialty retail stores devoted to the sale of lawn and garden, Christmas and floral and home decor. The principal products sold at the Company's retail stores are as follows:

                       Percentage of
                          Sales In
Product Line          Fiscal Year 2001            Description
------------          ----------------            -----------
Lawn and garden              70%             Roses, potted plants, annual and
                                             perennial flowering plants, trees
                                             (including live Christmas trees),
                                             shrubs, fertilizers, seeds and
                                             bulbs, mulches, plant accessories,
                                             hoses and garden tools and
                                             equipment, bird houses, feeders,
                                             seed and accessories

Floral and Home Decor        17              Dried, silk and acrylic flowers,
                                             arrangements, candles, paint and
                                             paint accessories, picture frames,
                                             frame art, garden decor items and
                                             decorative home accessories


Christmas                    13              Artificial Christmas trees, indoor
                            ---              and outdoor lights, decorations and
                                             trimmings

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

         FLORAL AND HOME DECOR. The Company's floral and home decor products include a varied assortment of dried, silk and acrylic flowers for the do-it-yourself decorator as well as complete floral arrangements. The Company also offers a broad assortment of decorative candles, picture frames, framed art and accent pieces for the home or patio. These products exhibit high inventory turns, strong gross margins and low seasonality. Frank's expects this product line to be an integral part of its future growth plan. The quality of products selected for this category will be enhanced and the fast growing garden decor area will be expanded.

         The Company intends to support this product category with significant advertising in order to make consumers aware of Frank's improved product selection and presentation.

         Floral and home decor sells steadily throughout the year, and is stimulated by early spring, fall and late winter promotions. During the winter months (outside of the Christmas season) this category constitutes a large portion of the Company's sales.

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

         The Company plans significant improvement in its product selection for 2002 including an expanded offering of gift items.

SEASONALITY

         The Company's business is highly seasonal and subject to the impact of weather conditions, which may affect consumer purchasing patterns. In fiscal 2001, 46% of the Company's sales occurred during the spring season (late March to mid-June) and 23% occurred during the Christmas season (November to late December) based upon the 170 store base. Normally, spring is the most profitable season, and Christmas is the next most profitable season. Operating losses usually are experienced during the other periods of the year. The Company's slowest selling seasons are typically the period from the beginning of the calendar year until the start of the spring selling season, and from mid-July to October.

VENDORS

         Substantially all of the plants and products the Company sells are purchased from approximately 758 outside vendors. Alternative sources of supply are generally available for all products sold by the Company.

STORE OPERATIONS AND MANAGEMENT

         As of January 27, 2002, the Company operated 170 stores. The Company's stores are generally located on three-acre sites. A typical store in which the overhang area leading to the yard has been enclosed includes 18,500 square feet of indoor space (16,000 square feet of sales area and 2,500 square feet of storage area), 17,000 square feet of outdoor selling area and ample onsite parking. The stores are designed in a "supermarket" format familiar to customers, and shopping is done with carts in wide aisles with attractive displays. Traffic design is intended to enhance the opportunity for impulse purchases. Most stores are free-standing and located adjacent to or near shopping centers; some stores are part of strip centers.

         The Company's stores are normally open 84 hours per week during the spring and Christmas season, with the average store opening at 8 a.m. and closing at 9 p.m. During other times of the year, the average store is open from 9:00 a.m. until 8:00 p.m.

         The average store has approximately 20-25 part and full-time employees, including a store manager, an assistant manager and up to six department specialists responsible for the various product lines. The permanent store staff is generally supplemented at seasonal peaks by temporary employees.

         The Company continually reviews its store base and determines whether particular stores need to be improved or closed based upon profitability and growth potential. At the end of fiscal 2000, the Company was in the process of closing 44 stores. Since the Petition Date, the Company closed an additional 47 stores with Court approval. The Company believes that the remaining 170 stores as of April 29, 2002 represent a viable base for the future growth of the Company. The Company, however, intends to continue monitoring store performance and will make additional adjustments if appropriate.

         The Company does not intend to open any new stores in fiscal 2002 due to the current financial condition of the Company. The aggregate cost of any future expansion is dependent upon the method of financing new stores. Such methods include build-to-suit leases, conversion of existing buildings, and land purchases with Company-funded construction. The cost of these methods ranges from approximately $500,000 per store for build-to-suit leases to $3 to $3.5 million per store for Company-owned stores, including the purchase of land. New stores are financed via build-to-suit operating leases whenever possible.

EMPLOYEES

         At January 27, 2002, the Company's employee base was approximately 4,100 including seasonal employees. The Company's entire employee base is non-union and management considers its employee relations to be good.

DISTRIBUTION

         The Company operates distribution centers in Harrisburg, Pennsylvania and Howe, Indiana.

         These centers delivered approximately 52% of all merchandise to the Company's stores in fiscal 2001, primarily using contract carriers. The balance of the products were delivered directly to stores by vendors.


ITEM 2. PROPERTIES

         The Company is currently headquartered in two facilities located in Troy, Michigan. One building is 27,000 square feet and is subject to a lease which expires in November 2007. However, this lease will be rejected in the Chapter 11 Reorganization and the related building will be vacated by the Company during the second quarter of fiscal 2002. The second building measures approximately 48,500 square feet and is subject to a lease which expires in March 2007 with two five year options.

         The Company currently leases a 292,300 square foot distribution facility in Harrisburg Pennsylvania as well as a 346,515 square foot facility in Howe, Indiana. The lease on the Harrisburg facility will expire in March 2003 with four one year renewal options. The Howe property carries a lease expiring in June 2007 with one five-year renewal option.

         As of January 27, 2002, the Company operated 170 Frank's stores, 130 of which were leased and 40 of which were owned. The following is a summary of store properties by state:

                       NUMBER OF FRANK'S STORES PER STATE

         Michigan........................................33
         Illinois........................................27
         Pennsylvania....................................16
         Ohio............................................15
         New York........................................15
         Minnesota.......................................13
         New Jersey......................................13
         Indiana.........................................11
         Maryland........................................10
         Connecticut......................................7
         Virginia........................................ 3
         Missouri.........................................3
         Florida..........................................2
         Kentucky......................................   2
                                                       ----
         Total......................................... 170

                                                       ====


         Under Chapter 11 Reorganization, the Company has the right, subject to Court approval, to assume or reject executory contracts and unexpired leases. The Company has either assumed and assigned, rejected, or entered into lease cancellation agreements for value with various landlords for over 47 retail leases. Additionally, the Company has consummated 26 transactions for the sale of real property relating to closed locations.

         As of January 27, 2002, fifteen owned and two leased real properties relating to closed locations remain to be disposed. In fiscal 2001, the Company closed 47 stores, completed the closure of 44 stores from fiscal 2000 and opened one new location that was subsequently closed in March, 2002. See "Store Operations and Management".

ENVIRONMENTAL MATTERS

         The Company and its operations are subject to Environmental Laws. As an owner/lessor or former owner/lessor of numerous properties, as well as a seller of certain environmentally sensitive products such as herbicides and pesticides, the Company has an inherent risk of liability under Environmental Laws, including, for example, contamination that may have occurred in the past on its current or former properties or as a result of its operations. The Company believes it complies in all material respects with applicable Environmental Laws and does not anticipate any obligations with respect to Environmental Laws that would have a material adverse effect on its operations. The Company may also be affected by Holdings' or Holdings' present or former subsidiaries' liabilities and potential liabilities with respect to Environmental Laws, which have been and may continue to be significant to Holdings. Nonetheless, any liabilities that arose prior to the Chapter 11 Reorganization shall be discharged in connection with confirmation of a plan of reorganization.

ITEM 3. LEGAL PROCEEDINGS

         In the normal course of business the Company is subject to various claims. These claims should be resolved in connection with the Chapter 11 Reorganization. In the opinion of management, any ultimate liability arising from or related to these claims should not have a material adverse effect on future results of operations or the financial position of the Company.

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

                                                                        Four Weeks    Forty-Eight
                                                                             Ended    Weeks Ended
                                                                        January 25,   December 28,
For the fiscal year:         2001              2000            1999           1998           1998          1997
                        ---------         ---------        --------      ---------     ----------   -----------
(In thousands)
Net Sales                $ 371,417         $ 436,947        $487,332       $512,101       $ 14,814     $515,204

Reorganization,
  restructuring
  and other related
  charges                   40,887           127,047             -0-            -0-            -0-          -0-
Income (loss) before
  extraordinary item       (87,766)         (168,290)         (9,296)         7,522        (12,904)     (18,465)
Extraordinary item          (4,230)             -0-              -0-         (5,148)           -0-          -0-
Net income (loss)          (91,996)         (168,290)         (9,296)         2,374        (12,904)     (18,465)

Balance Sheet Data:
Total Assets               165,313           286,021         449,633        433,263        433,679      469,998
Total debt, including
  current portion          166,832           214,310         233,416        194,695        178,969      169,067
Shareholder's equity
  (deficiency in assets) $( 97,995)        $  (5,939)       $147,826       $151,063       $152,403     $166,441

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

         Except for the historical information contained herein, the matters discussed in this Annual Report are forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, any bankruptcy court actions or proceedings related to the bankruptcy of the Company, and other factors discussed in the Company's filings with the Securities and Exchange Commission. Consequently, all of the forward-looking statements made in this Annual Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized, or even if substantially realized, that they will have the expected consequences to or effect on the Company or its business operations.


Reorganization/Chapter 11 Filing

         On February 19, 2001 (the "Petition Date"), the Company and Holdings (the "Debtors") each filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code ("Chapter 11 Reorganization") in the United States Bankruptcy Court for the District of Maryland, Baltimore Division (the "Court").

         The Company's decision to seek Chapter 11 Reorganization was, in part, the consequence of several developments during fiscal year 2000 relating to sales, asset disposition and funding.

         During the first half of 2000, weather patterns negatively impacted lawn and garden product sales across the Company's principal markets. During the third quarter of 2000, the Company decided to close 44 under-performing stores, liquidate their inventories, and sell 33 of the 44 closed stores that were owned by the Company. Later in 2000, it became apparent that the Company's Trim-a-Tree holiday season sales were below expectations, which was consistent with the general softness in sales at retailers during this period. In the later part of the fourth quarter, it also became apparent that the Company's expectations from property sales were not achievable in part, because of deteriorating retail real estate and financial market conditions overall.

         During January of 2001, notwithstanding excess borrowing availability under its existing bank credit facilities, the Company was unable to draw down sufficient funding to meet its working capital needs because its banks asserted that various conditions to borrowing had not been met. In the relatively short period between the time that its credit facilities were curtailed and the necessity of securing alternative financing, it became apparent that the most appropriate method to secure financing, ensure product availability for the spring season, and achieve restructuring objectives was through the Chapter 11 filings.

         During the Chapter 11 Reorganization the Company has continued to manage and operate its assets and business as a debtor-in- possession. Additionally, an unsecured creditors' committee was appointed and has the right to review and object to any proposed non-ordinary course of business transactions and otherwise participate in the Chapter 11 Reorganization.

         As of the Petition Date, actions to collect prepetition indebtedness of the Debtors were stayed and other contractual obligations of the Debtors could not be enforced against the Debtors. In addition the Debtors may reject prepetition executory contracts and lease obligations, and parties affected by these rejections may file claims with the Court in accordance with the Bankruptcy Code. Substantially all liabilities as of the Petition Date are subject to settlement under a plan of reorganization, which is to be voted upon by impaired classes of creditors and equity security holders and is subject to approval by the Court.

         At the outset the Company obtained a $100 million debtor-in-possession Financing Agreement (the "DIP Financing Agreement") with a syndicate of new lenders led by Wells Fargo Retail Finance, LLC., as agent. During the Chapter 11 Reorganization, Frank's has undertaken numerous actions to improve the Company's operations, including the closing of an additional 47 under-performing stores, the consummation of 26 transactions for the sale of real property relating to the closed locations, the reduction of the overhead of the Company, and the development of a business plan in concert with the Company's financial and legal advisors as well as the creditors' committee. In addition, the Company engaged a new Chief Executive Officer ("CEO") to lead Frank's through the remainder of the Chapter 11 Reorganization and remain as CEO of the reorganized Company. Steven
S. Fishman became the new CEO of Frank's on September 25, 2001.

         On February 11, 2002, the Company filed a "Disclosure Statement" pursuant to Section 1125 of the Bankruptcy Code, and a Joint Plan of Reorganization with the Court. A First Amended Joint Plan of Reorganization (the "Plan") was filed on March 13, 2002. The Court has approved the Disclosure Statement as containing adequate information thus allowing the Company to solicit votes from creditors and equity holders for approval of the Plan. The Court has scheduled a hearing on May 1, 2002 for consideration of confirmation of the Plan. Upon confirmation of the Plan, all claims against and interest in the Debtors will be discharged.

         The type and amount of distributions that each creditor would receive under the Plan will depend upon the class in which the claim is placed. The largest class consists of general unsecured claims. They will receive on a pro rata basis, 100% of the new common stock to be outstanding on the effective date of the Plan. The Plan, as filed, provides for the distribution of warrants to purchase up to 3% of the new common stock to the Company's prepetition common stock holders. The Plan calls for the cancellation of the currently outstanding Common Stock on the effective date of the Plan.

         The voting deadline for the Plan was April 19, 2002. The vote for the class of general unsecured claims was for approval of the

Plan. Several of the mortgagees and certain other creditors objected to the Plan. It is expected that their objections will be resolved in court on May 1, 2002.

         The accompanying financial statements in Item 14 of this Annual Report have been presented in accordance with the AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" and have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Pending the outcome of the May 1, 2002 hearing on confirmation of the Plan, circumstances related to this event, and future financing, such realization of assets and liquidation of liabilities, is subject to uncertainty. Further, the Plan would materially change the amounts reported in the financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that will be necessary under fresh start accounting upon the effective date of the Plan. The ability of the Company to continue as a going concern will depend upon, among other things, confirmation of the Plan, future profitable operations, the Company's ability to comply with requirements of new financing agreements upon emergence from the Chapter 11 Reorganization and the ability to generate sufficient cash from operations and financing sources to meet the Company's obligations. Additionally, the accompanying financial statements do not include any adjustments that would be required if the Company were in liquidation.

         Substantially all of the Company's prepetition liabilities are subject to compromise under the Chapter 11 Reorganization. The Company's senior subordinated notes and mortgage debt are in default under the terms of the applicable debenture and loan agreements, respectively. For financial reporting purposes subsequent to the Petition date, those liabilities and obligations have been segregated and reclassified as prepetition debt on the Balance Sheet. The Company discontinued accruing interest on the senior subordinated notes. The ultimate adequacy of security for any secured debt obligations and settlement of all liabilities and obligations cannot be determined until the Plan is confirmed.

Results of Operations

FISCAL 2001 COMPARED TO FISCAL 2000

Net Sales. Sales were $371 million for the 2001 fiscal year ("2001") compared to $437 million for the 2000 fiscal year ("2000"), a decrease of 15%. Comparable store sales increased .3%. Sales for the 170 comparable store base (described below) increased .9%.

         Excluding the first eight weeks of the first quarter, which were negatively impacted by the Chapter 11 Reorganization, net sales for the 170 comparable store base, increased 3%.

         The comparable store base results from the 2001 Program, as discussed in Note 3 of the Notes to Financial Statements, which closed 22 stores as of the end of June 2001, 12 stores as of the end of October, 2001 and an additional 12 that were closed in

March, 2002. In addition to the 46 stores closed the Company closed one additional store due to lease expiration, thus bringing the operating store base to 170 stores.

Cost of Sales Including Buying and Occupancy. Cost of sales including buying and occupancy expenses were $297.9 million in 2001 compared to $317.1 million in 2000. This reduction of $19.2 million amounted to a 6% decrease. Cost of sales, as a percentage of net sales, increased by 7 percentage points to 80% in 2001 compared to 73% in 2000. Included in the costs were $4.1 million in 2001 and $3.2 million in 2000 for the loss on inventory liquidated under the store closure programs as discussed in Note 3 of the Notes to Financial Statements. In addition, 2001 includes a charge of $8.1 million to write-down inventory designated as clearance product primarily in the floral, home decor and Christmas Trim-a-Tree product lines to net realizable value. Merchandise margins, excluding charges for inventory liquidation losses and the inventory clearance reserve, declined by 5 percentage points due to increased promotional activity resulting from the competitive lawn and garden market as well as a very competitive Christmas season and the impact of inventory clearance activity. This decline includes 1 percentage point of margin loss related to the 22 stores liquidated directly by the Company. Buying and occupancy costs decreased by approximately 14% or $10.3 million due principally to reduced occupancy costs from the 2001 program. This cost decrease and the 15% sales decline contributed to a 2% increase in buying and occupancy costs as a percentage of sales.

Selling, General & Administrative Expense. Selling, general and administrative expense for 2001 was $109.4 million compared to $136.7 million in 2000. The decline of $27.3 million results from lower store expense due to the reduced store base and reduced advertising and corporate expenses. As a percentage of net sales, selling, general and administrative expenses decreased by 1 percentage points to 30% in 2001 compared to 31% in 2000.

Operating loss (defined as "net sales less cost of sales including buying and occupancy costs, and selling, general and administrative expenses"). The operating loss for 2001 was $35.8 million compared to $16.9 million in 2000. The increased operating loss was primarily the result of the liquidation of the stores under the 2001 Program and expenses incurred to complete the liquidation of the 2000 Program in 2001 compared to the operating loss generated by these stores during 2000, as well as the loss on inventory liquidated under the 2001 Program, as explained above. The operating loss, as a percentage of net sales, was 10% for 2001, an increase of 6 percentage points from 4% for 2000. Excluding the impact of the 2001 and 2000 Programs and the inventory reserves in 2001 and 2000, the operating loss for 2001 was $ 14.1 million compared with $11.8 million for 2000. The increase of $2.3 million was due to the lower merchandise margins as explained above.

Reorganization, restructuring and other related charges. The net charge was $40.9 million in 2001 compared with $127 million in 2000. The charge for 2001 resulting from the Chapter 11 Reorganization, asset impairment analysis and store closures is as follows:

                                         2001
                                       ------
Write-down of goodwill                $  14.4
Write-down of fixed assets               15.2
Store closure program (Note 3)            2.6
Bankruptcy related costs                  8.7
                                       ------
Total                                 $  40.9
                                       ======

         Bankruptcy related costs for fiscal 2001 include $4.6 million for professional fees, $3.2 million for severance and employee retention plans approved by the Court under the Chapter 11 Reorganization and $.9 million for miscellaneous items.

Other Income. Other income for 2001 was $1.2 million compared to $1 million in 2000.

Interest and Debt Expense. Interest and debt expense was $10.6 million in 2001 compared with $23.9 million in 2000. Lower interest in 2001 relates to the discontinuance of an interest accrual for the senior subordinated notes since the prepetition date. In accordance with AICPA Statement of Position 90-7, no interest is accrued if it is probable the interest will not be an allowed claim. Contractual interest for 2001 was $21.5 million.

Income Taxes. For 2000 income taxes represent a benefit resulting from the realization of certain net operating losses for which a full valuation allowance had been previously established. The Company reduced its valuation allowance by $.9 million based upon regulatory approval for certain tax matters and immediately realized the related deferred tax asset when the tax refund was received. As of January 27, 2002, the Company's remaining net deferred tax asset position is fully offset with a valuation allowance, due to the Company's historical operating results. Due to the previously unrecognized tax benefits, no income tax provision has been provided for in 2001 and 2000.

Extraordinary loss for 2001 primarily represents the write-off of debt issue costs to retire the Company's outstanding obligations under a credit facility that existed at January 28, 2001. The total debt retired and associated fees paid under the DIP Financing Agreement was $62.1 million.


Results of Operations

FISCAL 2000 COMPARED TO FISCAL 1999

Net Sales. Sales were $437 million for the 2000 fiscal year ("2000") compared to $487.3 million for the 1999 fiscal year ("1999"), a decrease of 10%. Comparable store sales declined 11%. Comparative net sales were negatively impacted by lower lawn and garden sales resulting from unfavorable weather patterns in virtually all markets where the Company operates with the midwest and northeast especially adversely effected. In addition, Christmas trim-a-tree sales declined as a result of general softness in retail during that period, and craft sales decreased due to a lower number of customers resulting from the lawn and garden and Christmas factors explained above.

Cost of Sales Including Buying and Occupancy. Cost of sales including buying and occupancy expenses were $317.1 million in 2000 compared to $337.2 million in 1999. This reduction of $20.1 million amounted to a 6% decrease. Cost of sales, as a percentage of net sales, increased by 4 percentage points to 73% in 2000 compared to 69% in 1999. Included in the 2000 costs was a $3.2 million loss on the inventory liquidated under the 2000 Program as discussed in Note 3 of the Notes to Financial Statements. Buying and occupancy costs decreased by approximately 4% or $2.6 million due principally to increased occupancy costs of $3.5 million for new stores opened during 1999 and 2000. These cost increases and the 10% sales decline contributed to a 2% increase in buying and occupancy costs as a percentage of sales. Overall merchandise margins approximated the prior year.

Selling, General & Administrative Expense. Selling, general and administrative expense for 2000 was $136.7 million compared to $137.7 million in 1999. The decline of $1 million includes the effect of a $2.5 million increase in payroll and other store expenses for new stores opened in 1999 and 2000. As a percentage of net sales, selling, general and administrative expenses increased by 3 percentage points to 31% in 2000 compared to 28% in 1999.

Operating Income (defined as "net sales less cost of sales including buying and occupancy costs, and selling, general and administrative expenses"). The operating loss for 2000 was $16.9 million compared to operating income of $12.5 million in 1999. The increased operating loss was primarily the result of decreased sales levels and the loss on the inventory liquidated under the 2000 Program, as explained above. The operating loss, as a percentage of net sales, was (4)% for 2000, an increase of 7 percentage points from 3% of operating income for 1999.

Reorganization, restructuring and other related charges. As a result of the Company's operating losses for 2000 and the Chapter 11 filings on February 19, 2001, the Company performed an impairment analysis as required under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The estimated fair value of the impaired assets was determined by comparing expected future cash flows for each store to the combined net property, plant and equipment and allocated goodwill. This analysis and the impact of the Chapter 11 filings, in connection with which the Company rejected store leases relating to a store closing provision from fiscal 1993 and 22 current store leases, resulted in the Company recording a charge of $127 million for 2000. The charge consisted of $73.6 million for the write-down of goodwill, $46.2 million for the write-down of fixed assets, $14 million for the 2000 Program and $.8 million for bankruptcy costs offset by $7.6 million for the elimination of previously recorded store closing liabilities from fiscal 1993 as a result of rejected store leases.

Other Income. Other income for 2000 was $1 million compared to $3.5 million in 1999 which included a gain of $2.1 million from the reversion of a noncontributory, defined benefit pension plan which covered former employees of several discontinued operations of Holdings.

Interest and Debt Expense. Interest and debt expense was $23.9 million in 2000 compared with $22.8 million in 1999. The increase is the result of a higher level of outstanding borrowings and interest rates under the credit facility during 2000.

Income Taxes. For 2000 income taxes represent a benefit resulting from the realization of certain net operating losses for which a full valuation allowance had been previously established. The Company reduced its valuation allowance by $.9 million based upon regulatory approval for certain tax matters and immediately realized the related deferred tax asset when the tax refund was received. As of January 28, 2001, the Company's remaining net deferred tax asset position is fully offset with a valuation allowance, due to the Company's historical operating results. Due to the previously unrecognized tax benefits, no income tax provision has been provided for in 2000 and 1999.


Liquidity and Capital Resources

2001 and 2000 Store Closure Programs. During 2001, as part of the restructuring process, the Court approved the Company's plan to close 46 stores (the "2001 Program"). The last 12 were closed as of March 2002. As a result, the Company recorded charges of $6.7 million in 2001, of which $4.1 million, included in cost of goods sold, represents the loss on the inventory that was liquidated. The remaining $2.6 million included in the reorganization/restructuring charge of $40.9 million, primarily represents fixed asset write- downs to fair value.

         During the fourth quarter of 2000 the Company implemented a store closure program under which the Company closed 44 underperforming stores (the "2000 Program"). All the stores were closed as of the end of March 2001. The 2000 Program resulted in a $17.2 million charge in 2000, of which $3.2 million represented the loss on the inventory that was liquidated and was included in cost of goods sold. The remaining $14 million was included in the reorganization/restructuring charge of $127 million and was comprised of $.8 million for termination benefits and severance costs, and $13.2 million related primarily to the write-down of fixed assets to fair value. Fair value was measured by using the estimated net selling price based upon actual bids and appraisals. The estimated fair value of the 33 owned stores was $33.5 million at January 28, 2001 and was classified in the caption of "Assets to be disposed of" on the Balance Sheet. During 2001 the Company sold 21 of the 33 properties and added three locations from the 2001 Program. In addition the Company reevaluated the estimated fair value for these stores based upon the current retail market and actual bids which resulted in an additional write-down in 2001 of

$6.2 million that is included in the reorganization/restructuring charge. The estimated fair value of "Assets to be Disposed of" for the 15 remaining stores at January 27, 2002 is $9.1 million.

Operating Activities. Net cash provided by operations for 2001 was $18.6 million compared with $26.4 million for 2000 due primarily to an increase in the 2001 net loss adjusted for noncash items. The increase in accrued expense is due primarily to the Chapter 11 Reorganization that resulted in prepetition amounts of $26.7 million.

Investing Activities. Net cash provided by investing activities for 2001 was $17.2 million compared to net cash used of $16.5 million in 2000, due to the net proceeds of $20 million received from the sale of owned properties from the 2000 Program that were recorded as assets held for disposal at January 28, 2001. Capital expenditures during the Chapter 11 Reorganization were limited by the Company to general store expenditures of $2.8 million in 2001 compared with $17.6 million in 2000. Capital expenditures in 2000 included approximately $7.3 million for new stores, $3.3 million for store refurbishments and new fixtures and $7 million for new information technology systems. Expenditures exclude another $3.9 million of equipment under capital lease for the Company's new POS system.

Financing Activities. Net cash used in financing activities for 2001 was $44.6 million which related primarily to the reduction in bank debt and the payment of mortgage debt from the proceeds of asset sales discussed above. The $8.1 million used in 2000 related to payment of bank debt offset by an increase in the net parent investment for a $15 million equity contribution from Cypress.

         On February 19, 2001, the Company entered into a two-year, $100 million debtor-in-possession financing agreement (the "DIP Financing Agreement") with a lender to finance, among other things, the Company's working capital requirements during Chapter 11 Reorganization. Borrowings under the DIP Financing Agreement are limited to the availability under a borrowing base which includes eligible inventory and certain real estate interests. Borrowings are adjusted daily based upon cash availability and availability under the borrowing base. The interest rates are based upon a Base rate or Eurodollar rate plus an applicable margin based on availability as set forth in the DIP Financing Agreement. The minimum interest rate is 7%. At January 27, 2002, availability under the DIP Financing Agreement approximated $19.3 million with borrowings outstanding of $24.3 million.

         The initial borrowings under the DIP Financing Agreement were used to retire the Company's outstanding obligations under a credit facility that existed at January 28, 2001. The total debt retired and associated fees totaled $62.1 million, resulting in an extraordinary loss from the early extinguishment of debt of $4.2 million in the 2001 first half, primarily for the write-off of debt issue costs.

         The DIP Financing Agreement requires the Company to maintain certain financial ratios. The Company was not in compliance with the EBITDA (earnings before interest, taxes, depreciation, amortization, reorganization/restructuring and extraordinary charges) covenant at January 27, 2002. The lender did not provide a waiver for noncompliance of the default.

         At January 28, 2001 the senior subordinated notes and mortgage debt were classified as current due to cross defaults when the covenants were violated under the credit facility as well nonpayment of interest under the senior subordinated notes and nonpayment of monthly principal and interest under the mortgage notes as a result of the bankruptcy filing.

         To fill the future liquidity needs of the Company the Plan includes commitments for exit financing from the Chapter 11 Reorganization. Two separate financing facilities will fund the distributions under the Plan and the Company's future working capital needs. One is a $50 million revolving loan secured by the Company's receivables, inventory and certain other assets. This facility at the option of the Company would bear interest at: (a) prime rate plus .25% or .50%; or (b) Eurodollar rate plus 2.75%, 3%, or 3.25%, in each case depending upon the Company's excess availability under the facility, for an initial term of three years, with renewal rights. The second facility is comprised of $30 million of term and revolving loans secured by the Company's owned but unmortgaged and leased real property. These two loans would bear interest at 10.25% per annum for an initial term of three years, with renewal rights. Finalization of these facilities is anticipated no later than May 1, 2002.

         The Company's most significant cash requirements are for merchandise inventory that fluctuate throughout the year due to the seasonality of the business. Working capital requirements increase substantially in August and September in anticipation of the Christmas season and in March and April for the lawn and garden season. Additionally, the Company's business depends, in part, on normal weather patterns across its markets. Any unusual weather patterns in the Company's markets can have a material and adverse impact on the Company's business and financial condition, particularly the lawn and garden sector. The ability of the Company to continue as a going concern, will depend upon, among other things, confirmation of the Plan, future profitable operations, the Company's ability to comply with the requirements of the exit financing agreements and the ability to generate sufficient cash from operations and financing sources to meet the Company's obligations.

         In fiscal 2002 the Company anticipates spending $5 million for capital expenditures primarily for upgrades to the information technology systems and for store remodelization.

         As previously discussed, the Company will continue to operate its business as debtor-in-possession until the effective date of the Plan. There can be no assurances that the Plan will be approved, which could result in continued operation under Chapter 11 while a new Plan is formulated or possible liquidation of the Company.

Critical Accounting Policies

The accompanying financial statements were prepared in conformity with accounting principles generally accepted in the United States. Application of the Company's accounting policies for inventory valuation and impairment of long-lived assets, described in Note 2 of the Notes to Financial Statements, require the Company to make best estimates and judgments in preparing the financial statements in accordance with generally accepted accounting principles. As a result actual results could differ from these estimates.


Inflation

Inflation has been modest in recent years and has not had a significant effect on the Company. If merchandise costs were to increase because of inflation, management believes such increases could be recovered through higher selling prices, since virtually all retailers would be similarly affected.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company perceives its only market interest rate risk to be limited to borrowings under the DIP Financing Agreement. These borrowings are at variable interest rates; and therefore, the related interest expense is sensitive to changes in the general level of U.S. interest rates and the Eurodollar rate. The Company had borrowings outstanding under this DIP Financing Agreement of $24.3 million at January 27, 2002 with a weighted average interest of approximately 8.2% compared with $62.3 million at January 28, 2001 with a weighted average interest rate of approximately 10% under a previously held credit facility. The Company's $115 million senior subordinated notes interest is fixed at 10 1/4% and subject to compromise under the Chapter 11 Reorganization.



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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages and positions of the persons serving as the directors and executive officers of the Company. Each director will hold office until the next annual meeting of shareholders and until the director's successor is elected and qualified or until the earlier of the director's death, resignation or removal. The Plan, if confirmed, provides for new directors on the Plan's effective date. Thereafter, the Board of Directors would consist of five members, including the Chief Executive Officer and four additional members to be selected by the creditors' committee. The members of the existing Board of Directors set forth below will have no continuing obligation to the Company on or after the Plan's effective date.

        NAME                            AGE                        POSITION
  -----------------                     ---             -----------------------
Steven S. Fishman                       50              Chief Executive Officer and
                                                        Director

Adam Szopinski                          56              President, Chief Operating
                                                        Officer and Director

Larry T. Lakin                          62              Vice Chairman, Chief Financial
                                                        Officer, Treasurer and Director

David P. Spalding                       47              Director

James A. Stern                          51              Director

Bahram Shirazi                          38              Director

Jeffrey P. Hughes                       61              Director

         Steven S. Fishman is Chief Executive Officer and has held this position since September 2001 after having served as President of SSF Resources, Inc., an investment and consulting firm founded by Mr. Fishman in 1999. Previous to that Mr. Fishman served as Chairman and Chief Executive Officer of Pamida Holdings Corporation from 1993 to 1999.

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

         Joseph R. Baczko was previously Chairman of the Board and Chief Executive Officer and left the Company in June 2001.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         The Company currently pays no compensation to its non-employee directors, nor does it pay any additional remuneration to employees or executive officers of the Company for serving as directors.

COMPENSATION OF EXECUTIVE OFFICERS

         The following table summarizes, for the fiscal years indicated, the principal components of compensation for services rendered in all capacities to the Company for the Chief Executive Officer, the Company's former Chief Executive Officer, the two highest compensated executive officers and one former executive officer in fiscal year 1999 who, if he been employed with the Company on January 27, 2002, would have been included among the Company's highest paid executive officers for 2001 (collectively, the "named executive officers").


                           SUMMARY COMPENSATION TABLE

                                       Annual Compensation
                               ------------------------------------
                                                                       Other          All Other
                              Fiscal                                   Annual        Compensation
Name and Principal Position    Year    Salary($)       Bonus ($)   Compensation(1)      ($)(2)
---------------------------   ------   ---------     ------------  ---------------   ------------
Steven S. Fishman              2001    $ 207,693     $ 200,000 (3)  $  18,775         $   5,844
Chief Executive Officer

Adam Szopinski                 2001    $ 350,766 (4) $     -0-      $  56,375         $  29,414
President                      2000    $ 300,000     $     -0-      $  49,328         $  11,254 (5)
Chief Operating Officer        1999    $ 294,222     $     -0-      $  44,113         $   9,232 (5)

Larry T. Lakin                 2001    $ 350,766 (4) $     -0-      $  45,877         $  27,713
Vice Chairman                  2000    $ 300,000     $     -0-      $  46,933         $  12,165
Chief Financial Officer        1999    $ 294,222     $     -0-      $  46,973         $   7,702

Joseph R. Baczko               2001    $ 276,450     $ 666,370 (6)  $  37,139         $  20,440
Former Chairman and Chief      2000    $ 575,000     $     -0-      $  52,714         $  11,710
 Executive Officer (7)         1999    $ 566,360     $     -0-      $ 357,385 (8)     $   6,632

William C. Boyd                1999    $ 163,000     $     -0-      $     -0-         $      67
Executive Vice President

(1) Represents living expenses paid by the Company including the tax effect.

(2) Amounts reflect premiums and claims paid by the Company for health and life insurance coverage.

(3)      Reflects a sign-on bonus.

(4) Includes $50,000 as Co-Chief Executive Officer of the Company during fiscal 2001.

(5) Includes the Company match under the Company's 401(k) plan on behalf of Mr. Szopinski of $3,461 for 2000 and $5,000 for 1999.

(6) Amount shown reflects a prorated Key Employee Retention Program bonus of $91,370 and $575,000 pursuant to the Company's Severance Plan.

(7)      Mr.Baczko resigned from the Company effective June 30, 2001.

(8) Of this amount, $294,770 represents relocation paid to Mr. Baczko including the tax effect.

EMPLOYMENT AGREEMENTS

         Effective September 25, 2001, the Company entered into an Employment agreement with Steven S. Fishman. On November 14, 2001, the Court entered an Order authorizing the Company to enter into the Employment Agreement with Mr. Fishman. The Employment Agreement provides for continued employment from September 25, 2001 to January 31, 2005. Under the terms of the Employment Agreement, Mr. Fishman is employed as Chief Executive Officer of the Company. The Employment agreement provides for a Base Salary, a Sign-On Bonus, and an Annual Bonus based upon the Executive's performance and the Company's EBITDA Plan, as approved by the Board of Directors. The specific details of the Employment Agreement are contained in a copy included as an exhibit to the Form 10-Q filed on December 19, 2001.

         During fiscal 2001 the Employment agreements and Severance Policy between the Company and Adam Szopinski and Larry Lakin were modified and approved by the Court. The specific details of which are contained in a copy included as an exhibit to the Form 10-Q filed on September 26, 2001.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         For the Company's 2001 fiscal year, Mr. Spalding, Mr. Stern and Mr. Shirazi were the members of the Company's Compensation
Committee.


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

                  Committee Members:      David P. Spalding
                                          James A. Stern
                                          Bahram Shirazi

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         All of the outstanding capital stock of the Company is owned by Holdings. The authorized capital stock of Holdings consists of 100,000,000 shares of Holdings Common Stock and 1,000,000 shares of preferred stock, par value $1.00 per share. As of April 29, 2002, 33,801,204 shares of Holdings Common Stock and no shares of preferred stock were issued and outstanding on a fully diluted basis.

         The following table sets forth certain information as to the beneficial ownership of Holdings Common Stock as of April 29, 2002 by (i) owners of more than 5% of the outstanding shares of Holdings Common Stock, (ii) each executive officer and director of Holdings, and (iii) all executive officers and directors of Holdings, as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                                                Shares of Holdings Common Stock
                                                -------------------------------

                                                   Amount           Percentage
                                                Beneficially            of
                                                   Owned              Class
                                               --------------    ----------------
Beneficial Owners
-----------------

PRINCIPAL SHAREHOLDERS:

Cypress Merchant Banking Partners L.P.(a)          31,959,182              94.6%
Cypress Offshore Partners L.P. (a)(b)               1,655,275               4.9%

EXECUTIVE OFFICERS AND DIRECTORS:

 Joseph R. Baczko                                     186,747                *
 Steven S. Fishman                                        ---               ---
 Adam Szopinski                                           ---               ---
 Larry T. Lakin                                           ---               ---
 William C. Boyd                                          ---               ---
 David P. Spalding(b)                                     ---               ---
 James A. Stern(b)                                        ---               ---
 Bahram Shirazi                                           ---               ---
 Jeffrey P. Hughes                                        ---               ---
All executive officers and directors as a group       186,747                *

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

         Not applicable.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.       List of documents filed as part of this report:

1.       FINANCIAL STATEMENTS

                                                                                         Page No.
                                                                                      --------------
         -        Report of Independent Auditors                                         F-1 to F-2

         -        Balance Sheets - as of January 27, 2002                                   F-3
                  and January 28, 2001.

         -        Statements of Operations - for the                                        F-4
                  years ended January 27, 2002, January
                  28, 2001 and January 30, 2000.

         -        Statements of Changes in                                                  F-5
                  Shareholder's Equity (Deficiency in Assets -
                  for the years ended January 27, 2002,
                  January 28, 2001, and January 30, 2000.

         -        Statements of Cash Flows - for the years ended January 27,                F-6
                  2002, January 28, 2001 and January 30, 2000.

         -        Notes to Financial Statements                                          F-7 to F-22

2.       FINANCIAL STATEMENT SCHEDULES
         -----------------------------

                  Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         II       -     Valuation and qualifying accounts-                               F-23 to F-25
                        years ended January 27, 2002, January 28, 2001 and
                        January 30, 2000.


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

         10.2 Amendment No. 2 and Waiver, dated as of December 20, 1999, to the Credit Agreement dated as of December 24, 1997, as amended by Amendment No. 1, dated as of April 15, 1998, among Frank's Nursery & Crafts, Inc., FNC Holdings Inc., the lenders party thereto, The Chase Manhattan Bank and Goldman Sachs Credit Partners L.P. (Incorporated by reference to the 1999 Form 10-Q filed December 22, 1999 Exhibit 10.2., File No. 1-5364)

         10.3 Amendment No. 3, dated as of April 20, 2000, to the Credit Agreement dated as of December 24, 1997, as amended by Amendment No. 2, dated as of December 25, 1999 and Amendment No. 1, dated as of April 15, 1998, among Frank's Nursery & Crafts, Inc., FNC Holdings Inc., the lenders party thereto, The Chase Manhattan Bank and Goldman Sachs Credit Partners L.P. (Incorporated by reference to the 1999 Form 10-K filed April 28, 2000)

         10.4 Stock Purchase Agreement dated as of April 27, 2000, between FNC Holdings Inc., Cypress Merchant Banking Partners, L.P. and Cypress Gardens Ltd. (Incorporated by reference to the 1999 Form 10-K filed April 28, 2000)

         10.5 Amended and Restated Debtor In Possession Loan and Security Agreement dated as of February 19, 2001, by and among Frank's Nursery & Crafts, Inc., the lenders that are signatories thereto, Wells Fargo Retail Finance, LLC, as agent (Incorporated by reference to the 2000 Form 10-K filed April 30, 2001)

         10.6 Employment Agreement dated as of January 18, 2001 by and between the Company and Joseph R. Baczko (Incorporated by reference to the 2000 Form 10-K filed April 30, 2001)

         10.7 Employment Agreement dated as of January 18, 2001 by and between the Company and Larry T. Lakin (Incorporated by reference to the 2000 Form 10-K filed April 30, 2001)

         10.8 Employment Agreement dated as of January 18, 2001 by and between the Company and Adam Szopinski (Incorporated by reference to the 2000 Form 10-K filed April 30, 2001)

         10.9 Certificate of the Secretary dated June 20, 2001 for Board Approval of a salary supplement for the Co-CEO's and modification of the Severance Policy for the Co-CEO's (Incorporated by reference to the Form 10-Q filed on September 26, 2001)

         10.10 Key Employee Retention and Incentive Program dated June 7, 2001 (Incorporated by reference to the Form 10-Q filed on September 26, 2001)

         10.11 Frank's Nursery & Crafts, Inc. Severance Plan (Incorporated by reference to the Form 10-Q filed on September 26, 2001)

         10.12 Employment Agreement dated as of September 25, 2001 by and between the Company and Steven S. Fishman (Incorporated by reference to the Form 10-Q filed on December 19, 2001)

         B.       Reports on Form 8-K

                  During the last quarter of the period covered by this report, the Company did not file a report on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              FRANK'S NURSERY & CRAFTS, INC.

         Date:  April 29, 2002                                By   /s/Steven S. Fishman
                                                                ----------------------------
                                                                     Steven S. Fishman
                                                                  Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Date:  April 29, 2002                                     /s/Steven S. Fishman
                                                              ------------------------------
                                                                    Steven S. Fishman
                                                                 Chief Executive Officer
                                                                         Director
                                                               (Principal Executive Officer)



         Date:  April 29, 2002                                     /s/Adam Szopinski
                                                              ------------------------------
                                                                     Adam Szopinski
                                                                       President,
                                                                Chief Operating Officer
                                                                      and Director


         Date:  April 29, 2002                                     /s/ Larry T. Lakin
                                                              ------------------------------
                                                                     Larry T. Lakin
                                                                  Vice Chairman, Chief
                                                               Financial Officer, Treasurer
                                                                      and Director
                                                                (Principal Financial and
                                                                   Accounting Officer)


         Date:  April 29, 2002                                    /s/ David P. Spalding
                                                              ----------------------------
                                                                    David P. Spalding
                                                                        Director


         Date:  April 29, 2002                                    /s/James A. Stern
                                                              ----------------------------
                                                                    James A. Stern
                                                                         Director


         Date:  April 29, 2002                                    /s/Bahram Shirazi
                                                              ----------------------------
                                                                     Bahram Shirazi

                                                                        Director


         Date:  April 29, 2002                                    /s/Jeffrey P. Hughes
                                                              ----------------------------
                                                                    Jeffrey P. Hughes
                                                                        Director

                         Report of Independent Auditors



The Board of Directors and Shareholder
Frank's Nursery & Crafts, Inc.


We have audited the accompanying balance sheets of Frank's Nursery & Crafts, Inc. (the "Company") as of January 27, 2002 and January 28, 2001, and the related statements of operations, changes in shareholder's equity (deficiency in assets), and cash flows for each of the three years in the period ended January 27, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(A). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frank's Nursery & Crafts, Inc. at January 27, 2002 and January 28, 2001, and the results of its operations and its cash flows for each of the three years in the period ended January 27, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Frank's Nursery & Crafts, Inc. will continue as a going concern. As more fully described in Notes 1 and 8, the Company has incurred recurring operating losses, has a working capital deficiency and is in default of certain covenants under the terms of the agreement for its senior subordinated notes and its debtor-in-possession financing agreement. The Company also filed for reorganization under Chapter 11 of the United States Bankruptcy Code on February 19, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
Detroit, Michigan
March 29, 2002

                         FRANK'S NURSERY & CRAFTS, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                    JANUARY 27,   JANUARY 28,
                                                        2002         2001
                                                    -----------   -----------
                                                    (DEBTOR-IN-
                                                    POSSESSION)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $    1,870   $   10,607
  Marketable securities                                  1,061        1,812
  Accounts receivable                                    2,405        1,712
  Notes receivable                                       1,631
  Merchandise inventory                                 37,629       73,125
  Assets to be disposed of                               9,051       33,500
  Prepaid expenses and other current assets              7,058        4,551
                                                    ----------   ----------
       Total current assets                             60,705      125,307

PROPERTY, PLANT AND EQUIPMENT, NET                      96,055      129,863
GOODWILL, LESS ACCUMULATED AMORTIZATION OF
  $7,451 FOR 2000                                                    16,600
OTHER ASSETS AND DEFERRED CHARGES                        8,553       14,251
                                                    ----------   ----------
                                                    $  165,313   $  286,021
                                                    ==========   ==========

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIENCY
  IN ASSETS)
CURRENT LIABILITIES:
  Accounts payable                                  $    8,437   $   32,606
  Accounts payable prepetition                          32,487
  Accrued expenses                                      25,350       39,417
  Accrued expenses prepetition                          26,677
  Notes payable to banks                                24,297       47,352
  Prepetition long-term debt                           139,315
  Current portion of long-term debt                                 161,575
                                                    ----------   ----------
       Total current liabilities                       256,563      280,950
                                                    ----------   ----------

OBLIGATIONS UNDER CAPITAL LEASES                         3,220        5,383

OTHER LIABILITIES                                        3,525        5,627

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY (DEFICIENCY IN ASSETS):
  Common stock, $1.00 par value, 1,000
    shares authorized, 1,000 shares issued
      and outstanding                                        1            1
  Capital in excess of par value                       165,999      165,999
  Net parent investment                                 16,117       16,177
  Retained deficit                                    (280,112)    (188,116)
                                                    ----------   ----------
       Total shareholder's equity (deficiency in
         assets)                                       (97,995)      (5,939)
                                                    ----------   ----------
                                                    $  165,313   $  286,021
                                                    ==========   ==========

See accompanying notes.

                         FRANK'S NURSERY & CRAFTS, INC.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)







                                            Fiscal Year Ended
                                ------------------------------------------
                                 JANUARY 27,    January 28,    January 30,
                                    2002           2001           2000
                                ------------    -----------    -----------
                                (DEBTOR-IN-
                                POSSESSION)

 NET SALES                        $  371,417     $ 436,947      $ 487,332

 OPERATING COSTS AND EXPENSES:
   COST OF SALES, INCLUDING
       BUYING AND OCCUPANCY          297,850       317,090        337,212
   SELLING, GENERAL AND
       ADMINISTRATIVE                109,404       136,730        137,657
   REORGANIZATION, RESTRUCTURING
     AND OTHER RELATED CHARGES        40,887       127,047
   AMORTIZATION OF GOODWILL            1,631         2,438          2,438
   OTHER INCOME                       (1,221)       (1,017)        (3,506)
                                  ----------    ----------     ----------
     TOTAL OPERATING COSTS AND
       EXPENSES                      448,551       582,288        473,801
                                  ----------    ----------     ----------
 INCOME (LOSS) FROM OPERATIONS       (77,134)     (145,341)        13,531
 INTEREST AND DEBT EXPENSE            10,632        23,898         22,827
                                  ----------    ----------     ----------
 LOSS BEFORE INCOME TAX BENEFIT
   AND EXTRAORDINARY LOSS            (87,766)     (169,239)        (9,296)
 INCOME TAX BENEFIT                                   (949)
                                  ----------    ----------     ----------
 NET LOSS BEFORE EXTRAORDINARY
   LOSS                              (87,766)     (168,290)        (9,296)
 EXTRAORDINARY LOSS FROM EARLY
   EXTINGUISHMENT OF DEBT             (4,230)
                                   ---------    ----------     ----------
 NET LOSS                         $  (91,996)   $ (168,290)    $   (9,296)
                                  ==========    ==========     ==========




See accompanying notes.

                         FRANK'S NURSERY & CRAFTS, INC.
                             (DEBTOR-IN-POSSESSION)
      STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
   FISCAL YEARS ENDED JANUARY 27, 2002, JANUARY 28, 2001, AND JANUARY 30, 2000
                                 (IN THOUSANDS)





                                                   Capital in                                  Total
                                          Common    Excess of     Net Parent     Retained  Shareholder's
                                           Stock    Par Value     Investment     Deficit      Equity
                                        --------   ----------     ----------    ---------  -------------
Balance at January 31, 1999              $     1     $165,999       $ (4,407)   $ (10,530)     $151,063
Net loss                                                                           (9,296)       (9,296)
Increase in net parent investment                                      6,059                      6,059
                                         -------     --------       --------    ---------      --------
Balance at January 30, 2000                    1      165,999          1,652      (19,826)      147,826
Net loss                                                                         (168,290)     (168,290)
Capital contribution                                                  15,000                     15,000
Decrease in net parent investment                                       (475)                      (475)
                                         -------     --------       --------    ---------      --------
Balance at January 28, 2001                    1      165,999         16,177     (188,116)       (5,939)
Net loss                                                                          (91,996)      (91,996)
Decrease in net parent investment                                        (60)                       (60)
                                         -------     --------       --------    ---------      --------
Balance at January 27, 2002              $     1     $165,999       $ 16,117    $(280,112)     $(97,995)
                                         =======     ========       ========    =========      ========




See accompanying notes.

                         FRANK'S NURSERY & CRAFTS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                        Fiscal Year Ended
                                                ------------------------------------
                                                JANUARY 27, January 28,  January 30,
                                                   2002        2001         2000
                                                ----------- -----------  -----------
                                                (DEBTOR-IN
                                                POSSESSION)

OPERATING ACTIVITIES:
  Net loss                                      $  (91,996) $ (168,290)   $   (9,296)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
      Depreciation                                  16,515      18,361        17,590
      Amortization                                   3,600       3,874         3,714
      Debt issue costs (extraordinary loss)          3,458
      Provision for store closings and other costs                             1,360
      Inventory clearance reserve                    8,076
      Noncash portion of reorganization,
        restructuring and other related charges     34,309     125,891
      Gain from pension plan reversion                                        (2,094)
      Other, net                                    (2,082)        773          (954)
                                                ----------   ---------     ---------
                                                   (28,120)    (19,391)       10,320
  Changes in operating assets and liabilities:
    Marketable securities                             (102)       (117)       (2,877)
    Notes receivable                                                             483
    Accounts receivable                             (1,093)        262           227
    Merchandise inventory                           27,420      27,698        (2,892)
    Prepaid expenses and other current assets       (2,686)      2,709          (976)
    Accounts payable                                 8,318      17,608       (18,784)
    Accrued expenses                                14,868      (2,349)         (634)
                                                ----------   ---------      --------
  Net cash provided by (used in)
    operating activities                            18,605      26,420       (15,133)
                                                ----------   ---------      --------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment        (2,794)    (17,572)      (29,695)
  Net proceeds from asset sales                     20,019       1,032           910
                                                ----------   ---------     ---------
  Net cash provided by (used in) investing
    activities                                      17,225     (16,540)      (28,785)
                                                ----------   ---------     ---------

FINANCING ACTIVITIES:
  Increase (decrease) in net parent investment         (60)     14,525        (2,326)
  Payment of long-term debt and capital lease
    obligations                                    (21,452)     (8,005)       (3,279)
  Proceeds from pension plan reversion                                        11,222
  Increase (decrease) in notes payable to
    banks, net                                     (23,055)    (14,648)       42,000
                                                ----------   ---------     ---------
  Net cash provided by (used in)
    financing activities                           (44,567)     (8,128)       47,617
                                                ----------   ---------     ---------
Increase (decrease) in cash and cash equivalents    (8,737)      1,752         3,699
Cash and cash equivalents at beginning of
  period                                            10,607       8,855         5,156
                                                ----------   ---------     ---------
Cash and cash equivalents at end of period      $    1,870   $  10,607     $   8,855
                                                ==========   =========     =========


See accompanying notes.

                         FRANK'S NURSERY & CRAFTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT WHERE INDICATED)


NOTE 1: REORGANIZATION AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

On February 19, 2001 (the "Petition Date"), the Company and Holdings (the "Debtors") each filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code ("Chapter 11 Reorganization") in the United States Bankruptcy Court for the District of Maryland, Baltimore Division (the "Court").

The Company's decision to seek Chapter 11 Reorganization was, in part, the consequence of several developments during fiscal year 2000 relating to sales, asset disposition and funding.

During the first half of 2000, weather patterns negatively impacted lawn and garden product sales across the Company's principal markets. During the third quarter of 2000, the Company decided to close 44 under-performing stores, liquidate their inventories, and sell 33 of the 44 closed stores that were owned by the Company. Later in 2000, it became apparent that the Company's Trim-a-Tree holiday season sales were below expectations, which was consistent with the general softness in sales at retailers during this period.

During January of 2001, notwithstanding excess borrowing availability under its existing bank credit facilities, the Company was unable to draw down sufficient funding to meet its working capital needs because its banks asserted that various conditions to borrowing had not been met. In the relatively short period between the time that its credit facilities were curtailed and the necessity of securing alternative financing, it became apparent that the most appropriate method to secure financing, ensure product availability for the spring season, and achieve restructuring objectives was through the Chapter 11 filings.

During the Chapter 11 Reorganization the Company has continued to manage and operate its assets and business as a debtor-in-possession. Additionally, an unsecured creditors' committee was appointed and has the right to review and object to any proposed non-ordinary course of business transactions and otherwise participate in the Chapter 11 Reorganization.

As of the Petition Date, actions to collect prepetition indebtedness of the Debtors were stayed and other contractual obligations of the Debtors could not be enforced against the Debtors. In addition the Debtors may reject prepetition executory contracts and lease obligations, and parties affected by these rejections may file claims with the Court in accordance with the

                         FRANK'S NURSERY & CRAFTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 (CONTINUED)

Bankruptcy Code. Substantially all liabilities as of the Petition Date are subject to settlement under a plan of reorganization, which is to be voted upon by impaired classes of creditors and equity security holders and is subject to approval by the Court.

On February 11, 2002, the Company filed a "Disclosure Statement" pursuant to
Section 1125 of the Bankruptcy Code, and a Joint Plan of Reorganization with the Court. A First Amended Joint Plan of Reorganization (the "Plan") was filed on March 13, 2002. The Court has approved the Disclosure Statement as containing adequate information thus allowing the Company to solicit votes from creditors and equity holders for approval of the Plan. The Court has scheduled a hearing on May 1, 2002 for consideration of confirmation of the Plan. Upon confirmation of the Plan, all claims against and interest in the Debtors will be discharged.

The type and amount of distributions that each creditor would receive under the Plan will depend upon the class in which the claim is placed. The largest class consists of general unsecured claims. They will receive on a pro rata basis, 100% of the new common stock to be outstanding on the effective date of the Plan. The Plan, as filed, provides for the distribution of warrants to purchase up to 3% of the new common stock to the Company's prepetition common stock holders. The Plan calls for the cancellation of the currently outstanding Common Stock on the effective date of the Plan.

Management's plans in regard to the recurring operating losses, working capital deficiency, and defaults of certain covenants under the terms of the agreement for its senior subordinated notes and its debtor-in-possession financing agreement are more fully described in the Plan.

The accompanying financial statements have been presented in accordance with the AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" and have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Pending the outcome of the May 1, 2002 hearing on confirmation of the Plan, circumstances related to this event, and future financing, such realization of assets and liquidation of liabilities is subject to uncertainty. Further, the Plan would materially change the amounts reported in the financial statements, which do not give effect to

                         FRANK'S NURSERY & CRAFTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 (CONTINUED)

any adjustments to the carrying value of assets or amounts of liabilities that will be necessary under fresh start accounting upon the effective date of the Plan. The ability of the Company to continue as a going concern will depend upon, among other things, confirmation of the Plan, future profitable operations, the Company's ability to comply with requirements of a new financing agreement upon emergence from the Chapter 11 Reorganization and the ability to generate sufficient cash from operations and financing sources to meet the Company's obligations. Additionally, the accompanying financial statements do not include any adjustments that would be required if the Company were in liquidation.

Substantially all of the Company's prepetition liabilities are subject to compromise under the Chapter 11 Reorganization. The Company's senior subordinated notes and mortgage debt are in default with the terms of the applicable debenture and loan agreements, respectively. For financial reporting purposes subsequent to the Petition date, those liabilities and obligations have been segregated and reclassified as prepetition debt on the Balance Sheet. The Company discontinued accruing interest on the senior subordinated notes. The ultimate adequacy of security for any secured debt obligations and settlement of all liabilities and obligations cannot be determined until the Plan is confirmed.


NOTE 2: DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF OPERATIONS
Frank's Nursery & Crafts, Inc. ("Frank's" or the "Company") is a wholly-owned subsidiary of FNC Holdings Inc. ("Holdings"). Holdings is principally owned by The Cypress Group LLC ("Cypress").

The Company operates the largest chain of specialty retail stores in the United States devoted to the sale of lawn and garden products, Christmas trim-a-tree merchandise, artificial flowers and arrangements, garden and floral crafts, and home decorative products. As of January 27, 2002 the Company operated 170 retail stores located in 14 states primarily in the East, Middle Atlantic and Midwest regions of the United States.

                         FRANK'S NURSERY & CRAFTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 (CONTINUED)

FISCAL YEAR
The fiscal year is comprised of 52 or 53 weeks, ending on the last Sunday in January. The 2001 fiscal year reflects a 52-week period ended January 27, 2002 ("2001"). The 2000 fiscal year reflects a 52-week period ended January 28, 2001 ("2000") and the 1999 fiscal year reflects a 52-week period ended January 30, 2000 ("1999").

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

FAIR VALUE OF BALANCE SHEET FINANCIAL INSTRUMENTS
The carrying amounts reported in the balance sheets for cash and cash equivalents, marketable securities, notes receivable, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. Due to the Chapter 11 Reorganization and its potential impact on final settlement of all prepetition liabilities, it is not practicable to measure the fair value of the Company's debt at January 27, 2002.

CASH EQUIVALENTS
Cash equivalents consist of highly liquid investments, such as U.S. government securities and bank certificates of deposit having original maturities of three months or less, and are carried at cost plus accrued interest.

MARKETABLE SECURITIES
Marketable securities represent an investment in a guaranteed fund restricted for the funding of the Company's 401(k) match program (Note 11). The securities are classified as held-to-maturity in accordance with Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and are reported at amortized cost. The fair value of these securities approximate their costs at January 27, 2002.

                         FRANK'S NURSERY & CRAFTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 (CONTINUED)

MERCHANDISE INVENTORIES
Merchandise inventories are stated at the lower of cost or market, with cost being determined under the first-in, first-out method.

PRE-OPENING COSTS
Pre-opening costs are expensed as incurred.

ADVERTISING COSTS
Advertising costs are expensed when the advertising first takes place. Advertising expenditures were $15,969 for 2001, $22,707 for 2000 and $22,300 for 1999.

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

GOODWILL
Goodwill represented the costs in excess of the fair value of identifiable assets for acquired businesses and was amortized on a straight-line basis over the estimated future periods benefitted, not to exceed forty years. Due to recent events and circumstances, including the Chapter 11 Reorganization and recurring operating losses, the Company reevaluated the useful lives and recoverability of its remaining goodwill . As a result the Company wrote-off the remaining balance of goodwill of $14,382 during 2001. This impairment loss was reflected in the reorganization, restructuring and other related charges in the statements of operations.

                         FRANK'S NURSERY & CRAFTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS
Impairment of long-lived assets, including goodwill, is reviewed annually or when events and circumstances warrant such a review by the Company in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," (FAS 121). If indicators are present, estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying value to determine if an impairment exists. If the expected future cash flows and eventual disposition are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount and the estimated fair value. Fair value is estimated using discounted future cash flows.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS 141, "Business Combinations", and FAS 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will

                         FRANK'S NURSERY & CRAFTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 (CONTINUED)

continue to be amortized over their useful lives. As a result of the Chapter 11 Reorganization and the write-off of goodwill in fiscal 2001, the adoption of FAS 141 and FAS 142 will not have a significant impact on the Company's earnings and financial position.

In October 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets" effective for fiscal years beginning after December 15, 2001. This standard superseded FAS 121 and provides a single accounting model for long-lived assets to be disposed. FAS 144 provides guidance on differentiating between assets held and used and assets to be disposed. Assets to be disposed would be classified as held for sale (and depreciation would cease) when management, having the authority to approve the action, commits to a plan to sell the assets meeting all required criteria. The Company plans to adopt this statement on January 28, 2001, but has not yet determined what effect, if any, FAS 144 will have on its earnings and financial position.


NOTE 3: STORE CLOSURE PROGRAMS

During fiscal 2001, as part of the restructuring process, the Court approved the Company's plan to close 46 stores the ("2001 Program"). The last 12 were closed as of March 2002. As a result, the Company recorded charges of $6.7 million in 2001, of which $4.1 million, included in cost of goods sold, represents a loss for the inventory that was liquidated. The remaining $2.6 million is included in the reorganization/restructuring charge of $40.9 million (Note 4), which represents fixed asset write-downs to fair value.

During the fourth quarter of 2000 the Company implemented a store closure program under which the Company closed 44 underperforming stores (the "2000 Program"). All the stores were closed as of the end of March 2001. The 2000 Program resulted in a $17.2 million charge in fiscal 2000, of which $3.2 million represented a loss for the inventory that was liquidated and was included in cost of goods sold. The remaining $14 million was included in the reorganization/restructuring charge of $127 million (Note 4) and was comprised of $.8 million for termination benefits and severance costs, and $13.2 million related to the write-down of fixed assets to fair value. Fair value was measured by using the estimated net

                         FRANK'S NURSERY & CRAFTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 (CONTINUED)

selling price based upon actual bids and appraisals. The estimated fair value of the 33 owned stores was $33.5 million at January 28, 2001 and was classified in the caption of "Assets to be disposed of" on the Balance Sheet. During 2001 the Company sold 21 of the 33 properties and added three locations from the 2001 Program. In addition the Company reevaluated the estimated fair value for these stores based upon the current retail market and actual bids which resulted in an additional write-down in 2001 of $6.2 million that is included in the reorganization/restructuring charge (Note 4). The estimated fair value of "Assets to be disposed of" for the 15 remaining stores at January 27, 2002 is $9.1 million.

NOTE 4: REORGANIZATION, RESTRUCTURING AND OTHER RELATED CHARGES

As a result of the Company's operating losses for 2001 and 2000, and the Chapter 11 Reorganization (Note 1), the Company performed an impairment analysis as required under FAS 121 for both 2001 and 2000. The estimated fair value of the impaired assets was determined by comparing expected future cash flows for each store to the combined net property, plant and equipment and allocated goodwill. In 2000 the Company rejected store leases and reversed the store closing provision that originated in fiscal 1993. Additionally, the Company recorded a fixed asset impairment charge related to 22 leased stores that were approved for closure by the Court subsequent to 2000.

Bankruptcy related costs for 2001 include $4.6 million for professional fees, $3.2 million for severance and employee retention plans approved by the Court under the Chapter 11 Reorganization and $.9 million for miscellaneous items.

The impairment analysis and the Chapter 11 Reorganization resulted in the following charges:

                                        2001        2000
                                      -------     -------
Write-down of goodwill                $14,382     $73,591
Write-down of fixed assets             15,197      42,771
Store closure program (Note 3)          2,600      14,031
Write-off of fixed assets
  related to 22 store leases                        3,423
Write-off of 1993 store
  closing related liabilities                      (7,583)
Bankruptcy related costs                8,708         814
                                       ------     -------
Total                                 $40,887    $127,047
                                       ======     =======

                         FRANK'S NURSERY & CRAFTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 5: OTHER INCOME

                                  2001     2000     1999
                                 ------   ------   ------

Interest on cash
  equivalents and
  marketable securities          $  128   $  430   $  644
Gain on the sale of
  property and the termination
  or sale of leases                 856      559      556
Gain on reversion of pension
  plan                                              2,094
Other                               237       28      212
                                 ------   ------   ------
                                 $1,221   $1,017   $3,506
                                 ======   ======   ======

The gain of $2,094 in 1999 resulted from the reversion of a noncontributory, defined benefit pension plan which covered former employees of several discontinued operations of Holdings.

                         FRANK'S NURSERY & CRAFTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 6: INCOME TAXES

The reconciliation of income taxes computed at the federal statutory tax rate to income tax benefit is:

                                         2001        2000         1999
                                      ----------  ----------   ----------

Federal income tax (benefit) based
  on statutory rates                   $ (29,840) $  (57,541)  $   (3,161)
State and local income tax (benefit)      (1,755)     (3,385)        (186)

Increases (decreases) in rates
  resulting from:
    Limitation (utilization)
      of tax loss carryforwards           26,815      27,467        2,492
    Nondeductible expenses including
      goodwill amortization and
      write-off                            6,000      33,347          829
    Other                                 (1,220)        112           26
    Federal income tax refund from
      net operating loss carrybacks          ---         949          ---
                                       ---------  ----------    ---------
                                       $     ---  $      949    $     ---
                                       =========  ==========    =========

Deferred tax assets and liabilities are composed of the following:

                                                2001           2000
                                            ----------     ----------
DEFERRED TAX ASSETS:
  Inventory                                  $   2,792     $      490
  Accrued expenses                               1,853          1,478
  Other                                          4,455          5,487
  Store closing reserve                              6            225
  Property, plant & equipment                   12,530         19,848
  Credit carryforwards                           1,337          1,337
  NOL carryforward                              65,685         41,744
                                             ---------      ---------
Total deferred tax assets                       88,658         70,609
                                             ---------      ---------

DEFERRED TAX LIABILITIES:
  Assets to be disposed of                      (3,259)       (12,060)
  Other                                           (382)          (652)
                                             ---------      ---------
Total deferred tax liabilities                  (3,641)       (12,712)
                                             ---------      ---------

Net deferred tax assets                         85,017         57,897
Valuation allowance                            (85,017)       (57,897)
                                             ---------      ---------
                                             $    ---       $    ---
                                             =========      =========

                         FRANK'S NURSERY & CRAFTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 6 (CONTINUED)

Income taxes for fiscal 2000 represent a benefit resulting from the realization of certain net operating losses for which a full valuation allowance has been previously established. The Company reduced their valuation allowance by $.9 million based upon regulatory approval for certain tax matters and immediately realized the related deferred tax asset when the tax refund was received.

Due to the Company's historical operating results, a valuation allowance for the net deferred tax asset balance is recorded at January 27, 2002 and January 28, 2001.

As discussed in Note 2, Frank's files a consolidated tax return with Holdings. At January 27, 2002 the federal tax NOL carryforwards, for Holdings, on a consolidated basis, approximated $208,000, the federal tax NOL carryforwards attributable to Frank's on a separate return basis approximated $182,000. The net operating loss will expire as follows: in January 2009 - $30,000, January 2010 - $2,000, January 2011 - $4,000, January 2012 - $8,000, January 2013 -
$27,000, January 2020 - $3,000, January 2021 - $42,000 and January 2022 -
$66,000.

Holdings underwent an ownership change on December 24, 1997. Net operating losses incurred prior to the ownership change will be subject to usage limitations imposed by Internal Revenue Code Section 382. Of Holdings total net operating loss carryforward of $208,000, approximately $130,000 is not subject to these limitations. Approximately $7,200 of the NOL subject to limitations may be utilized each tax year.

As a result of the proposed bankruptcy plan of reorganization, Frank's will undergo an additional ownership change and losses incurred prior to the effective date of the reorganization will also be subject to an additional
Section 382 limitation. In addition, Frank's will recognize cancellation of indebtedness income which will be exempt from tax, thus reducing its net operating losses and tax credits as well as other tax attributes.

                         FRANK'S NURSERY & CRAFTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 7: PROPERTY, PLANT AND EQUIPMENT

                                        2001         2000
                                      ---------    ---------
Land                                   $ 18,862     $ 22,596
Buildings:
  Owned                                 101,544      110,963
  Capital leases (Note 10)                7,855       14,415
Equipment                                83,917       76,782
Leasehold improvements                   42,483       48,050
Construction in progress                    721        9,024
                                       --------     --------
                                        255,382      281,830

Less accumulated depreciation,
  including capital lease amounts
  of $6,985 and $11,079                 159,327      151,967
                                       --------     --------
                                       $ 96,055     $129,863
                                       ========     ========




NOTE 8: FINANCING AND LONG-TERM DEBT

                                         2001         2000
                                      ----------   ----------
SENIOR DEBT:
  Mortgage notes originally due
    on varying dates from
    February 1, 2001
    to September 1, 2007               $ 22,045     $ 27,096
  Notes payable to banks                 24,297       14,957
  Capital leases (Note 10)                5,490        9,905
                                       --------     --------
                                         51,832       51,958

SUBORDINATED DEBT:
  10 1/4% Senior Subordinated Notes
    originally due March 1, 2008        115,000      115,000
                                       --------     --------
                                        166,832      166,958
Less debt classified as prepetition
  debt                                  163,612
Less debt classified as current                      161,575
                                       --------     --------
  Obligations under capital leases     $  3,220     $  5,383
                                       ========     ========


                         FRANK'S NURSERY & CRAFTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 (CONTINUED)

On February 19, 2001, the Company entered into a two-year, $100 million debtor-in-possession financing agreement (the "DIP Financing Agreement") with a lender to finance, among other things, the Company's working capital requirements during Chapter 11 Reorganization. Borrowings under the DIP Financing Agreement are limited to the availability under a borrowing base which includes eligible inventory and certain real estate interests. Borrowings are adjusted daily based upon cash availability and availability under the borrowing base. The interest rates are based upon a Base rate or Eurodollar rate plus an applicable margin based on availability as set forth in the DIP Financing Agreement. The minimum interest rate is 7%. At January 27, 2002, availability under the DIP Financing Agreement approximated $19.3 million with borrowings outstanding of $24.3 million.

The initial borrowings under the DIP Financing Agreement were used to retire the Company's outstanding obligations under a credit facility that existed at January 28, 2001. The total debt retired and associated fees totaled $62.1 million, resulting in an extraordinary loss from the early extinguishment of debt of $4.2 million in the 2001 first half, primarily for the write-off of debt issue costs.

The DIP Financing Agreement requires the Company to maintain certain financial ratios. The Company was not in compliance with the EBITDA (earnings before interest, taxes, depreciation, amortization, reorganization/restructuring and extraordinary charges) covenant at January 27, 2002. The lender did not provide a waiver for noncompliance of the default.

In accordance with AICPA Statement of Position 90-7 no interest is being accrued post-petition for the subordinated notes. Contractual interest for fiscal 2001 was $21.5 million.

At January 28, 2001 the senior subordinated notes and mortgage debt were classified as current due to cross defaults when the covenants were violated under the previously held credit facility as well nonpayment of interest under the subordinated notes and nonpayment of monthly principal and interest under the mortgage notes as a result of the bankruptcy filing.

The mortgage notes have interest rates varying from 7.8% to 9.625%, and the notes mature with balloon payments on varying dates from February 1, 2001 to September 1, 2007. The mortgage notes are secured by retail properties owned by the Company.

                         FRANK'S NURSERY & CRAFTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 8 (CONTINUED)

As discussed in Note 2, the current market value of the Company's long-term debt would be substantially below the recorded amounts and is not readily estimable.

Cash interest paid was $4.8 million in 2001, $21,281 in 2000 and $20,436 in 1999.


NOTE 9: NET PARENT INVESTMENT

Cypress contributed $15 million in 2000 and received 2,801,204 shares of Holdings common stock. The capital, used primarily to fund the company's POS system, resulted in an increase to the company's net parent investment by $15 million.

In addition the Company is responsible for certain liabilities of discontinued operations for businesses that Holdings had sold in prior years. These liabilities are included in the net parent investment account. The remaining liability was $1.1 million at January 27, 2002.

                         FRANK'S NURSERY & CRAFTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 10: LEASES

The Company's capital leases are principally for retail store locations, for periods ranging up to 25 years. The Company's operating leases are principally for retail store locations, some of which include renewal, purchase or escalation clauses.

Under the Chapter 11 Reorganization (Note 1), the Company has the right, subject to Court approval, to assume or reject executory contracts and unexpired leased as disclosed in the Disclosure Statement. Therefore, the commitments shown below may not reflect the actual cash outlay in the future.

Annual minimum lease payments under all capital and operating leases with lease terms longer than one year at January 27, 2002, are as follows:

-----------------------------------------------------------------
                                           Capital    Operating
                                            Leases       Leases
-----------------------------------------------------------------
                   2002                   $  1,846     $ 12,100
                   2003                      1,528       11,392
                   2004                        812       10,598
                   2005                        810        9,640
                   2006                        690        8,232
             Thereafter                      1,426       39,476
                                          --------     --------

     Total minimum lease obligations         7,112     $ 91,438
                                                       ========

     Amount representing future interest    (1,622)
                                          --------

     Present value of net minimum lease
      obligations                         $  5,490
                                          ========

     Future sublease rental income                     $  3,682
                                                       ========


Rent expense was $20,410 in 2001, $23,031 in 2000 and $22,399 in 1999. Rent
expense includes additional rentals based on retail store sales (in excess of the minimums specified in leases) of $133 in 2001, $170 in 2000 and $322 in 1999 and is reduced by sublease rental income of $673 in 2001, $581 in 2000 and $547, in 1999.

                         FRANK'S NURSERY & CRAFTS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 11: 401(k) PLAN

The Company provides a 401(k) Plan permitting employees to invest from 1% to 15% of their salary in outside mutual funds. The plan provides an employer match of 50% of the employee contribution. The Company's contribution is limited to 3% of salary and became effective November 1998. Subsequent to January 27, 2002 the Company suspended the Company match.


NOTE 12: LITIGATION AND OTHER CONTINGENCIES

In the normal course of business the Company is subject to various claims. These claims should be resolved in connection with the Company's Chapter 11 Reorganization. In the opinion of management, any ultimate liability arising from or related to these claims should not have a material adverse effect on future results of operations or the consolidated financial position of the Company.

                                                                     Schedule II




                         FRANK'S NURSERY & CRAFTS, INC.
                             (DEBTOR-IN-POSSESSION)
                        VALUATION AND QUALIFYING ACCOUNTS
                       FISCAL YEAR ENDED JANUARY 27, 2002
                                 (In thousands)


                                                                Additions
                                                         -----------------------
                                            Balance,       Charged      Charged                    Balance,
                                           Beginning       to Costs     to Other                      End
                                            of Year      and Expenses   Accounts     Deductions     of Year
                                           ---------     ------------   --------     ----------    ---------
Inventory valuation reserve:               $  1,274         $8,076                    $1,847 (1)     $ 7,503

Provision for store closing reserve:
  Current                                     1,498             92 (2)                   873 (3)
                                                                                         699 (4)          18


(1)      Represents reduction against cost of goods sold.
(2)      Represents charge for restructuring.
(3) Represents payment of severance and tax liability for the 2000 Store Closure Program.
(4)      Represents payments of liabilities.

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