Form 10-Q
period 2002-05-19
FRANKS NURSERY & CRAFTS INC
filed 2002-07-03
CIK 38792

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended        May 19, 2002
                                          ---------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                to
                                          ------------    ------------

                          Commission file number 1-5364

                         FRANK'S NURSERY & CRAFTS, INC.
          ------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            DELAWARE                                    47-0863558
      --------------------                         ---------------------
  (State or Other Jurisdiction                       (I.R.S. Employer
of Incorporation or Organization)                  Identification Number)


                 580 Kirts Blvd. Suite 300 Troy, Michigan 48084
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                  Registrant's Telephone Number: (248) 712-7000
                                                -------------------


      -------------------------------------------------------------------
         Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No
                                               -----     -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed
by a court.  Yes              No
                -----           -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $1.00 par value, -0- shares outstanding as of July 3, 2002.

                         FRANK'S NURSERY & CRAFTS, INC.

                         PART I - FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS



                         FRANK'S NURSERY & CRAFTS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                              DEBTOR-IN-POSSESSION
                                 (IN THOUSANDS)



                                                          Sixteen Weeks Ended
                                                         ----------------------
                                                           MAY 19,      May 20,
                                                            2002         2001
                                                         ---------    ---------
NET SALES                                                $ 110,992    $ 153,138

OPERATING COSTS AND EXPENSES:
  Cost of sales, including buying and occupancy             80,756      111,590
  Selling, general and administrative                       31,490       38,439
  Reorganization, restructuring and other related
    charges                                                 21,839        1,702
  Amortization of goodwill                                                  511
  Other income                                                (118)        (777)
                                                         ---------    ---------
    Total operating costs and expenses                     133,967      151,465
                                                         ---------    ---------

INCOME (LOSS) FROM OPERATIONS                              (22,975)       1,673
INTEREST AND DEBT EXPENSE                                    2,583        4,600
                                                         ---------    ---------
LOSS FROM OPERATIONS BEFORE INCOME TAXES
  AND EXTRAORDINARY LOSS                                   (25,558)      (2,927)
INCOME TAXES
                                                         ---------    ---------
LOSS FROM OPERATIONS BEFORE EXTRAORDINARY
  LOSS                                                     (25,558)      (2,927)
EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT                      4,230
                                                         ---------    ---------
NET LOSS                                                 $ (25,558)   $  (7,157)
                                                         =========    =========



See notes to financial statements.

                         FRANK'S NURSERY & CRAFTS, INC.
                                 BALANCE SHEETS
                              DEBTOR-IN-POSSESSION
                                 (IN THOUSANDS)


                                                MAY 19,      May 20,    January 27,
                                                 2002         2001         2002
                                               ---------    ---------    ---------
                                              (UNAUDITED)  (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                    $  11,820    $  19,619    $   1,870
  Marketable securities                            1,001        1,544        1,061
  Notes receivable                                                           1,631
  Accounts receivable                              1,920        1,115        2,405
  Merchandise inventory                           61,625       96,631       37,629
  Assets to be disposed of                         6,497       22,675        9,051
  Prepaid expenses and other
    current assets                                 5,653        4,581        7,058
                                               ---------    ---------    ---------
        Total current assets                      88,516      146,165       60,705
                                               ---------    ---------    ---------

PROPERTY, PLANT AND EQUIPMENT,NET                 90,836      124,063       96,055
GOODWILL, LESS ACCUMULATED
  AMORTIZATION OF $511 AT MAY 20, 2001                         16,089
OTHER ASSETS AND DEFERRED CHARGES                  7,729       12,713        8,553
                                               ---------    ---------    ---------
                                               $ 187,081    $ 299,030    $ 165,313
                                               =========    =========    =========

LIABILITIES AND SHAREHOLDER'S EQUITY
  (DEFICIENCY IN ASSETS)
CURRENT LIABILITIES:
  Accounts payable                             $  43,825    $  49,757    $   8,437
  Accounts payable - prepetition                  32,539       33,418       32,487
  Accrued expenses                                32,834       30,750       25,350
  Accrued expense payables - prepetition          27,408       23,184       26,677
  Liability for Lease Rejections                  15,450
  Notes payable to banks                          13,647       18,780       24,297
  Prepetition long-term debt (including
    subordinated debt of $115,000)               137,909      145,793      139,315
                                               ---------    ---------    ---------
        Total current liabilities                303,612      301,682      256,563
                                               ---------    ---------    ---------


OBLIGATIONS UNDER CAPITAL LEASE                    3,528        4,832        3,220

OTHER LIABILITIES                                  3,494        5,613        3,525


SHAREHOLDER'S EQUITY (DEFICIENCY IN ASSETS):
  Common stock $1.00 par value,
    1,000 shares authorized, 1,000 shares
      issued and outstanding                           1            1            1
  Capital in excess of par value                 165,999      165,999      165,999
  Net parent investment                           16,117       16,176       16,117
  Retained deficit                              (305,670)    (195,273)    (280,112)
                                               ---------    ---------    ---------
        Total shareholder's equity
          (deficiency in assets)                (123,553)     (13,097)     (97,995)
                                               ---------    ---------    ---------
                                               $ 187,081    $ 299,030    $ 165,313
                                               =========    =========    =========


See notes to financial statements.

                         FRANK'S NURSERY & CRAFTS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                              DEBTOR-IN-POSSESSION
                                 (IN THOUSANDS)


                                                   Sixteen Weeks Ended
                                                   --------------------
                                                    MAY 19,     May 20,
                                                     2002        2001
                                                   --------    --------
OPERATING ACTIVITIES:
  Net loss                                         $(25,558)   $ (7,157)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation                                    4,900       5,318
      Amortization                                      632       1,053
      Debt issue costs (extraordinary loss)                       3,458
      Noncash portion of reorganization,
        restructuring and other related charges      17,572
      Other, net                                       (364)     (2,476)
                                                   --------    --------
                                                     (2,818)        196

  Changes in operating assets and liabilities:
    Marketable securities                                (9)        (28)
    Notes receivable                                  1,631
    Accounts receivable                                 885         597
    Inventory                                       (23,996)    (23,506)
    Prepaid expenses                                  1,405         (30)
    Accounts payable                                 35,440      50,569
    Accrued expenses                                  8,284      16,289
                                                   --------    --------
  Net cash provided by operating activities          20,822      44,087
                                                   --------    --------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment           (605)       (995)
  Proceeds from asset sales                           2,566      10,825
                                                   --------    --------
  Net cash provided by investing activities           1,961       9,830
                                                   --------    --------


FINANCING ACTIVITIES:
  Decrease in net parent investment                                  (1)
  Decrease in notes payable to banks, net           (10,650)    (28,572)
  Payment of long-term debt and capital lease
    obligations                                      (2,183)    (16,332)
                                                   --------    --------
  Net cash used in financing activities             (12,833)    (44,905)
                                                   --------    --------
Increase in cash and cash equivalents                 9,950       9,012
Cash and cash equivalents at beginning of period      1,870      10,607
                                                   --------    --------
Cash and cash equivalents at end of period         $ 11,820    $ 19,619
                                                   ========    ========



See notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION

         Frank's Nursery & Crafts, Inc. (the "Company" or "Franks") and FNC Holdings Inc. ("Holdings"), the sole shareholder of the Company, each filed a voluntary petition under Chapter 11 in the United States Bankruptcy Court for the District of Maryland, Baltimore Division on February 19, 2001. The Company's financial statements have been prepared assuming that the Company will continue as a going concern, and not under the liquidation basis of accounting. In the opinion of the Company, the financial statements reflect all adjustments necessary for a fair statement of the results for the interim periods presented herein. In the opinion of management such adjustments consisted of normal recurring items. Financial results of the interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year. For further information and information regarding the Chapter 11 filings, refer to the financial statements and footnotes thereto included in the Company's report on Form 10-K for the fiscal year ended January 27, 2002 dated April 29, 2002.

NOTE 2:  DEBT

         At May 19, 2002 the Company had a two year $100 million debtor-in-possession financing agreement (the "DIP Financing Agreement"). The Company had borrowings outstanding under the DIP Financing Agreement of $13.6 million at May 19, 2002. The DIP Financing Agreement required the Company to maintain certain financial ratios. The Company was not in compliance with the EBITDA (earnings before interest, taxes, depreciation, amortization, reorganization/restructuring and extraordinary charges) covenant at May 19, 2002. The lender did not provide a waiver for noncompliance of the default (See Note 4).

NOTE 3:  EXTRAORDINARY LOSS

         The extraordinary loss for the 2001 first quarter primarily represented the write-off of debt issue costs to retire an outstanding credit facility obligation utilizing proceeds from the DIP Financing Agreement at February 19, 2001. The total debt retired and associated fees paid was $62.1 million.

NOTE 4:  SUBSEQUENT EVENT

         During the Chapter 11 Reorganization the Company formulated a Plan of Reorganization (the "Plan") that was approved by the requisite number of prepetition creditors and was confirmed by the Court on May 7, 2002. The Plan was subsequently consummated by the Company on May 20, 2002 (the "Effective Date"). In conjunction with the Company's emergence from Chapter 11, on the Effective Date the Company entered into two separate financing agreements totaling $80 million. A portion of the initial loan proceeds was used to retire the DIP Financing Agreement on the Effective Date. Under the Plan, the Company will settle prepetition debt claims by issuing new common stock in the newly reorganized Frank's. The Plan, provides for the distribution of warrants to purchase up to 3% of the new common stock to the Company's prepetition common stockholders. The Plan calls for the cancellation of the currently outstanding Common stock on the Effective Date. As a result of the consummation of the Plan the Company's leverage and debt service requirements will be significantly reduced from prepetition levels.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

         Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, any bankruptcy court actions or proceedings related to the bankruptcy of the Company, and other factors discussed in the Company's filings with the Securities and Exchange Commission. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized, or even if substantially realized, that they will have the expected consequences to or effect on the Company or its business operations.


Reorganization/Chapter 11 Filing

         On February 19, 2001 (the "Petition Date"), the Company and Holdings (the "Debtors") each filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code ("Chapter 11 Reorganization") in the United States Bankruptcy Court for the District of Maryland, Baltimore Division (the "Court").

         At the outset the Company obtained a $100 million debtor-in-possession Financing Agreement (the "DIP Financing Agreement") with a syndicate of new lenders led by Wells Fargo Retail Finance, LLC., as agent. During the Chapter 11 Reorganization the Company continued to manage and operate its assets and business as a debtor-in-possession, pending the formulation and confirmation of a Plan of Reorganization (the "Plan"). Frank's undertook numerous actions to improve the Company's operations during fiscal 2001, including the closing of an additional 47 under-performing stores, the consummation of 26 transactions for the sale of real property relating to the closed locations, the reduction of the overhead of the Company, and the development of a Plan. In addition, the Company engaged a new Chief Executive Officer.

         The Plan was approved by the requisite number of prepetition creditors and was confirmed by the Court on May 7, 2002. The Plan was subsequently consummated by the Company on May 20,2002 (the "Effective Date"). In conjunction with the Company's emergence from Chapter 11, on the Effective Date the Company entered into two separate financing agreements. A portion of the initial loan proceeds was used to retire the DIP Financing Agreement on the Effective Date. Under the Plan, the Company will settle prepetition debt claims by issuing new common stock in a reorganized Frank's. The Plan, provides for the distribution of warrants to purchase up to 3% of the new common stock to the Company's prepetition common stockholders. The Plan calls for the cancellation of the currently outstanding Common stock on the Effective Date. As a result of the consummation of the Plan the Company's leverage and debt service requirements will be significantly reduced from prepetition levels.

         With the change in ownership resulting from the Plan, the Company will adopt fresh-start accounting in accordance with the recommended accounting principles for entities emerging from Chapter 11 set forth in the AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") effective for the Company's 2002 second quarter which ends on August 11, 2002.

         The financial statements for the 2002 first quarter have been presented in accordance with SOP 90-7 and have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that will be necessary under fresh start accounting upon the Effective Date.



Results of operations

Net Sales

         NET SALES were $111 million for the sixteen week 2002 first quarter which ended May 19, 2002 ("2002") compared with $153.1 million for the sixteen week 2001 first quarter which ended on May 20, 2001 ("2001"). Unfavorable weather patterns in virtually all markets where the Company operates negatively impacted the lawn and garden sales for 2002 thus contributing to the net sales decrease. On a comparable store basis net sales decreased 14%.

Earnings

         COST OF SALES, INCLUDING BUYING AND OCCUPANCY EXPENSES, were $80.8 million in 2002 compared to $111.6 million in 2001. Cost of sales, as a percentage of net sales was 73% for both 2002 and 2001. Merchandise margins for the current 170 store operating base were flat compared with 2001. Buying and occupancy costs decreased by approximately 21% due principally to reduced occupancy costs resulting from the store closure programs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES in 2002 were $31.5 million compared to $38.4 million in 2001. This decline of $6.9 million results from lower store expense due to the reduced store base and lower corporate expenses. As a percentage of net sales, selling general and administrative expenses increased 3 percentage points to 28% in 2002 first quarter compared to 25% in 2001.

         OPERATING INCOME (LOSS) (DEFINED AS "NET SALES LESS COST OF SALES, INCLUDING BUYING AND OCCUPANCY COSTS, AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES") for 2002 was $(1.3) million, a decline of $4.4 million compared to operating income of $3.1 million for 2001. The decline was primarily the result of the lower sales in 2002. The operating loss, as a percentage of net sales was
(1)% of net sales for 2002, a decrease of 3 percentage points from the 2% for 2001.

         REORGANIZATION, RESTRUCTURING AND OTHER RELATED CHARGES for 2002 was $21.8 million compared with $1.7 million of professional fees in 2001. The charge for 2002 includes: $15.5 million for costs of lease rejections; $2.6 million for professional fees; $1.8 million for severance and employee retention plans approved by the Court under the Chapter 11 Reorganization; $1.1 million for costs of mortgage debt and $.8 million for miscellaneous items. The $15.5 million liability for the costs of rejected store leases in 2002 represents an estimate of the maximum claim allowed under bankruptcy law. In accordance with the Plan, these claims will be treated as general unsecured claims. The $1.1 million liability for costs of mortgage debt represents an estimate to properly state the prepetition long-term debt in accordance with the Plan.

         OTHER INCOME was $118 for 2002 compared with $777 for 2001. The amount for 2001 included a net gain from the sale of a leasehold interest of $581.

         INTEREST AND DEBT EXPENSE was $2.6 million for 2002 compared with $4.6 million for 2001. Lower interest for 2002 in part relates to the discontinuance of an interest accrual for the senior subordinated notes since the prepetition date and lower levels of outstanding borrowings in 2002. In accordance with SOP 90-7, no interest is accrued if it is probable the interest will not be an allowed claim. Contractual interest for 2002 and 2001 was $6.2 million and $7.3 million, respectively.

         Due to increases in tax valuation allowances, no income tax benefits have been provided for in the first quarters of 2002 and 2001.

         EXTRAORDINARY LOSS for 2001 primarily represented the write-off of debt issue costs to retire an outstanding credit facility obligation utilizing proceeds from the DIP Financing Agreement at February 19, 2001. The total debt retired and associated fees paid was $62.1 million.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES. Net cash provided by operations in 2002 was $20.8 million compared to $44.1 million in 2001. The 2001 increase includes the build-up of prepetition liability balances for accounts payable and accrued expenses of $33.4 million and $23.2 million, respectively.

         INVESTING ACTIVITIES. Net cash provided by investing activities in 2002 and 2001 was due to net proceeds received from the sale of properties from the store closure programs that were recorded as assets held for disposal. Since the end of fiscal 2001 four properties have been sold. The estimated fair value of "Assets to be Disposed of" for the 11 remaining properties at May 19, 2002 is $6.5 million.

         FINANCING ACTIVITIES. Net cash used in financing activities for 2002 and 2001 related primarily to the repayment of bank debt.

         At May 19, 2002 the Company had a two year $100 million DIP Financing Agreement. The Company had borrowings outstanding under the DIP Financing Agreement of $13.6 million at May 19, 2002. The DIP Financing Agreement requires the Company to maintain certain financial ratios. The Company was not in compliance with the EBITDA (earnings before interest, taxes, depreciation, amortization, reorganization/restructuring and extraordinary charges) covenant at May 19, 2002. The lender did not provide a waiver for noncompliance of the default.

         Subsequent to the end of the 2002 first quarter, on the Effective Date, the Company secured exit financing from the Chapter 11 Reorganization. Two separate financing facilities will fund the distributions under the Plan and the Company's future working capital needs. One is a $50 million revolving loan secured by the Company's receivables, inventory and certain other assets. This facility allows the Company the option of prime rate loans or Eurodollar loans. Depending upon the Company's excess availability under the facility the loans would bear interest at: (a) prime rate plus .25% or .50%; or (b) Eurodollar rate plus 2.75%, 3%, or 3.25%, for an initial term of three years, with renewal rights. The second facility is comprised of a $20 million term loan and $10 million of revolving loans, both secured by the Company's owned but unmortgaged and leased real property. These two loans would bear interest at 10.25% per annum for an initial term of three years, with renewal rights.

         The Company's most significant cash requirements for fiscal 2002 are for merchandise inventory that fluctuate throughout the year due to the seasonality of the business. Working capital requirements increase substantially in August and September in anticipation of the Christmas season and in March and April for the lawn and garden season. Additionally, the Company's business depends, in part, on normal weather patterns across its markets. Any unusual weather patterns in the Company's markets can have a material and adverse impact on the Company's business and financial condition, particularly the lawn and garden sector. The ability of the Company to continue as a going concern will depend upon, among other things, future profitable operations, the Company's ability to comply with the requirements of the exit financing agreements and the ability to generate sufficient cash from operations and financing sources to meet the Company's obligations.

         In fiscal 2002 the Company anticipates spending $5 million for capital expenditures primarily for upgrades to the information technology systems and for store remodelization. No store openings are planned for fiscal 2002.

New Accounting Pronouncements

In June 2001, The Financial Accounting Standards Board ("FASB") issued FAS 141, "Business Combinations", and FAS 142 "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. As a result of the Chapter 11 Reorganization and the write-off of goodwill in fiscal 2001, the adoption of FAS 141 and FAS 142 in the first quarter of 2001 had no impact on the Company's earning and financial position.

Critical Accounting Policies

The financial statements were prepared in conformity with accounting principles generally accepted in the United States. Application of the Company's accounting policies for inventory valuation and impairment of long-lived assets require the Company to make best estimates and judgments in preparing the financial statements in accordance with generally accepted accounting principles. As a result actual results could differ from these estimates.

ITEM 2A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no significant changes that would require disclosure since January 27, 2002.






                           Part II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Reports on Form 8-K

                  During the quarter and through the date of this Report, the Registrant filed two reports on Form 8-K dated May 22, 2002 and June 25, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FRANK'S NURSERY & CRAFTS, INC.


                                     By:     /s/ Steven S. Fishman
                                            -------------------------------
                                            Steven S. Fishman
                                            Chief Executive Officer



                                     By:     /s/ Julie G. Herzog
                                            -------------------------------
                                            Julie G. Herzog
                                            Vice President, Controller
                                            Principal Financial Officer

Dated:  July 3, 2002