Form 10-Q
period 2002-08-11
FRANKS NURSERY & CRAFTS INC
filed 2002-09-25
CIK 38792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 11, 2002

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to

                         Commission file number: 1-5364

                         FRANK'S NURSERY & CRAFTS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                   47-0863558
        (State of Incorporation)               (IRS Employer Identification No.)

       580 KIRTS BLVD., SUITE 300
             TROY, MICHIGAN                                  48084
(Address of Principal Executive Offices)                   (Zip Code)

                                 (248) 712-7000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes     [X]                         No     [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                   Yes     [X]                         No     [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                    Outstanding at September 25, 2002

      COMMON STOCK, $1.00 PAR VALUE                    10,962,759

                         FRANK'S NURSERY & CRAFTS, INC.

                                      INDEX

PART I -              FINANCIAL INFORMATION                                          PAGE NO.

        Item 1.       Unaudited Financial Statements:

                      Balance Sheets as of August 11, 2002, August 12, 2001
                      and January 27, 2002                                               3

                      Statements of Operations for the twelve weeks ended
                      August 11, 2002 and the twelve weeks ended August 12, 2001         4

                      Statements of Operations for the twelve weeks ended
                      August 11, 2002, the sixteen weeks ended May 19, 2002 and
                      the twenty-eight weeks ended August 12, 2001                       5

                      Statements of Shareholders' Equity (Deficit)
                      for the twelve weeks ended August 11, 2002 and the sixteen
                      weeks ended May 19, 2002                                           6

                      Statements of Cash Flows for the twelve weeks ended
                      August 11, 2002, the sixteen weeks ended May 19, 2002
                      and twenty-eight weeks ended August 12, 2001                       7

                      Notes to Financial Statements                                      8

        Item 2.       Management's Discussion and Analysis of

                      Financial Condition and Results of Operations                     14

        Item 2a.      Quantitative and Qualitative Disclosures about Market Risk        18

PART II -             OTHER INFORMATION

        Item 1.       Legal Proceedings                                                 18

        Item 2.       Changes in Securities and Use of Proceeds                         18

        Item 6.       Exhibits and Reports on Form 8-K                                  19

SIGNATURE                                                                               20

                         FRANK'S NURSERY & CRAFTS, INC.
                                 BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT FOR PAR VALUE)

                                                                            August 11,      August 12,      January 27,
                                                                               2002            2001            2002
                                                                            ----------      ----------      ----------
                                                                            (Successor)    (Predecessor)   (Predecessor)
ASSETS                                                                      (Unaudited)     (Unaudited)

Current assets:
  Cash and cash equivalents                                                 $    3,375      $    3,459      $    1,870
  Marketable securities                                                          2,029           1,339           1,061
  Notes receivable                                                                                               1,631
  Accounts receivable                                                            1,776           1,807           2,405
  Merchandise inventory                                                         41,737          69,205          37,629
  Assets to be disposed of                                                       3,047          21,449           9,051
  Prepaid expenses and other current assets                                      5,571           5,553           7,058
                                                                            ----------      ----------      ----------
     Total current assets                                                       57,535         102,812          60,705

Property, plant and equipment, net                                              54,234         113,607          96,055
Goodwill, less accumulated amortization of $860 at August 12, 2001                              15,120
Other assets and deferred charges                                                3,737          11,974           8,553
                                                                            ----------      ----------      ----------
  Total assets                                                              $  115,506      $  243,513      $  165,313
                                                                            ==========      ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                          $   16,188      $    9,545      $    8,437
  Accounts payable pre-petition                                                                 33,378          32,487
  Accrued expenses                                                              20,194          31,855          25,350
  Accrued expense payables pre-petition                                          1,000          19,791          26,677
  Notes payable to banks                                                                        29,040          24,297
  Current portion of long term debt                                              2,521
  Pre-petition long-term debt (including subordinated debt of $ 115,000)                       142,819         139,315
                                                                            ----------      ----------      ----------
     Total current liabilities                                                  39,903         266,428         256,563
                                                                            ----------      ----------      ----------

Long-term debt:
  Senior debt, less current portion                                             26,118           4,463           3,220
  Term Loan                                                                     17,120
                                                                            ----------      ----------      ----------
     Total long-term debt                                                       43,238           4,463           3,220

Other liabilities                                                                3,474           4,093           3,525

Shareholders' equity (deficit):
  Predecessor common stock $1.00 par value, 1,000 shares authorized,
     1,000 shares issued and outstanding                                                             1               1
  Successor preferred stock $1.00 par value, 10,000,000 shares authorized, none issued
  Successor common stock $1.00 par value, 50,000,000 shares authorized,
     20,000,000 shares to be issued                                             20,000
  Additional paid-in-capital                                                     6,120         165,999         165,999
  Net parent investment                                                                         16,193          16,117
  Retained earnings (deficit)                                                    2,771        (213,664)       (280,112)
                                                                            ----------      ----------      ----------
     Total shareholder's equity (deficit)                                       28,891         (31,471)        (97,995)
                                                                            ----------      ----------      ----------
Total liabilities and shareholders' equity (deficit)                        $  115,506      $  243,513      $  165,313
                                                                            ==========      ==========      ==========

See accompanying notes to financial statements.

                         FRANK'S NURSERY & CRAFTS, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)
             TWELVE WEEKS ENDED AUGUST 11, 2002 AND AUGUST 12, 2001
                             (DOLLARS IN THOUSANDS)

                                                             Twelve Weeks      Twelve Weeks
                                                                Ended             Ended
                                                              August 11,        August 12,
                                                                 2002              2001
                                                             ------------      ------------
                                                              (Successor)      (Predecessor)
NET SALES                                                    $     89,070      $     86,701

OPERATING COSTS AND EXPENSES:

  Cost of goods sold, including buying and occupancy               64,646            71,050
  Selling, general and administrative                              20,746            25,927
  Restructuring and other related charges                                             5,279
  Amortization of goodwill                                                              383
  Other (income) expense                                             (679)              436
                                                             ------------      ------------
     Total operating costs and expenses                            84,713           103,075
                                                             ------------      ------------

INCOME (LOSS) FROM OPERATIONS                                       4,357           (16,374)
INTEREST EXPENSE (CONTRACTUAL INTEREST OF $4,737 FOR THE
   TWELVE WEEKS ENDED AUGUST 12, 2001)                              1,586             2,017
                                                             ------------      ------------
INCOME (LOSS) BEFORE INCOME TAXES                                   2,771           (18,391)
INCOME TAXES
                                                             ------------      ------------
NET INCOME (LOSS)                                            $      2,771      $    (18,391)
                                                             ============      ============

See accompanying notes to financial statements.

                         FRANK'S NURSERY & CRAFTS, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)
    TWELVE WEEKS ENDED AUGUST 11, 2002, THE SIXTEEN WEEKS ENDED MAY 19, 2002
                AND THE TWENTY-EIGHT WEEKS ENDED AUGUST 12, 2001
                             (DOLLARS IN THOUSANDS)

                                                                       Twelve             Sixteen        Twenty-Eight
                                                                        Weeks              Weeks            Weeks
                                                                        Ended              Ended            Ended
                                                                      August 11,          May 19,         August 12,
                                                                         2002              2002              2001
                                                                     ------------      -------------     -------------
                                                                      (Successor)      (Predecessor)     (Predecessor)
                                                                                       (Restated)(1)
NET SALES                                                            $     89,070      $    110,992      $    239,839

OPERATING COSTS AND EXPENSES:
  Cost of goods sold, including buying and occupancy                       64,646            80,756           182,640
  Selling general and administrative                                       20,746            31,490            64,366
  Restructuring and other related charges                                                    21,839             6,981
  Early extinguishment of debt                                                                                  4,230
  Amortization of goodwill                                                                                        894
  Other (income) expense                                                     (679)             (118)             (341)
                                                                     ------------      ------------      ------------

      Total operating costs and expenses                                   84,713           133,967           258,770
                                                                     ------------      ------------      ------------

INCOME (LOSS) FROM OPERATIONS                                               4,357           (22,975)          (18,931)
INTEREST EXPENSE (CONTRACTUAL INTEREST OF $6,210 FOR THE SIXTEEN
   WEEKS ENDED MAY 19, 2002 AND $12,057 FOR THE TWENTY-EIGHT
   WEEKS ENDED AUGUST 12, 2001                                              1,586             2,583             6,617
                                                                     ------------      ------------      ------------
INCOME (LOSS) BEFORE REORGANIZATION ITEMS AND INCOME TAXES                  2,771           (25,558)          (25,548)
                                                                     ------------      ------------      ------------
REORGANIZATION ITEMS:
  Gain on cancellation of pre-petition liabilities                                          184,954
  Fresh start adjustments                                                                       324
  Extinguishment of debt                                                                     (1,439)
                                                                     ------------      ------------      ------------
     Total reorganization items                                                             183,839
                                                                     ------------      ------------      ------------
INCOME TAX EXPENSE
                                                                     ------------      ------------      ------------
NET INCOME (LOSS)                                                    $      2,771      $    158,281      $    (25,548)
                                                                     ============      ============      ============

(1) The sixteen weeks ended May 19, 2002 have been restated to reflect a reorganization item for extinguishment of debt of $1,439 belonging to the Predecessor.

See accompanying notes to financial statements.

                         FRANK'S NURSERY & CRAFTS, INC.

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

     SIXTEEN WEEKS ENDED MAY 19, 2002 AND TWELVE WEEKS ENDED AUGUST 11, 2002
                             (DOLLARS IN THOUSANDS)

                                                                                        Retained                      Total
                                                Common        Stock      Additional     Earnings        Net       Shareholders'
                                                Number         Par        paid-in     (accumulated     Parent        Equity
                                              of shares       Value       Capital       deficit)     Investment     (deficit)
                                              ----------     -------     ----------   ------------   ----------   ------------
Predecessor:
Balance at January 27, 2002                        1,000     $     1     $ 165,999     $ (280,112)    $ 16,117     $  (97,995)
  Net loss excluding plan of
    reorganization and fresh start
    adjustments                                                                           (25,558)                    (25,558)
  Effect of plan of reorganization
    and fresh start adjustments:
    Cancellation of old common stock              (1,000)         (1)     (165,999)                                  (166,000)
    New common stock to be issued             20,000,000      20,000         3,000                                     23,000
    Cancellation of net parent investment                                                              (16,117)       (16,117)
    Extinguishment of debt                                                                 (1,439)                     (1,439)
    Other fresh start adjustments                                                         307,109                     307,109
                                              ----------     -------     ---------     ----------     --------     ----------
Successor:
Balance at May 20, 2002                       20,000,000      20,000         3,000            -0-          -0-         23,000
  Issuance of 5,000,000 warrants in
    connection with Term Loan debt                                           3,120                                      3,120
  Net income                                                                                2,771                       2,771
                                              ----------     -------     ---------     ----------     --------     ----------
Balance at August 11, 2002                    20,000,000     $20,000     $   6,120     $    2,771     $    -0-     $   28,891
                                              ==========     =======     =========     ==========     ========     ==========


See accompanying notes to financial statements.

                          FRANK'S NURSERY & CRAFTS, INC

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
    TWELVE WEEKS ENDED AUGUST 11, 2002, SIXTEEN WEEKS ENDED MAY 19, 2002 AND
                    TWENTY-EIGHT WEEKS ENDED AUGUST 12, 2001
                             (DOLLARS IN THOUSANDS)

                                                                       Twelve Weeks      Sixteen Weeks     Twenty-Eight
                                                                          Ended              Ended         Weeks Ended
                                                                        August 11,          May 19,         August 12,
                                                                           2002              2002              2001
                                                                       ------------      -------------     ------------
                                                                         Successor        Predecessor      Predecessor
                                                                                          Restated(1)
OPERATING ACTIVITIES:
Net income (loss)                                                      $      2,771      $    158,281      $    (25,548)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation                                                                1,602             4,900             9,128
  Amortization                                                                  333               632             1,911
  Non cash portion of restructuring and other related charges                                  17,572             3,241
  Debt issue costs                                                                              1,079             3,458
  Gain on cancellation of pre-petition liabilities                                           (184,991)
  Fresh start adjustments                                                                        (324)
  Other                                                                        (659)             (939)              (27)
                                                                       ------------      ------------      ------------
                                                                              4,047            (3,790)           (7,837)
Changes in assets and liabilities, net of effects of fresh start adjustments and gain on cancellation of pre-petition liabilities:
  Marketable securities                                                      (1,028)               (9)              (45)
  Notes receivable                                                                              1,631
  Accounts receivable                                                           144               885               (95)
  Inventory                                                                  19,888           (23,996)            3,920
  Prepaid expenses                                                               82             1,405            (1,062)
  Other non current assets                                                   (1,327)             (349)           (2,197)
  Accounts payable                                                          (27,557)           35,440            10,317
  Accrued expenses                                                          (10,182)            8,284            14,255
                                                                       ------------      ------------      ------------
Net cash provided by (used in) operating activities                         (15,933)           19,501            17,256
                                                                       ------------      ------------      ------------

INVESTING ACTIVITIES:
 Additions to property, plant and equipment                                  (1,171)             (605)           (1,454)
 Net proceeds from asset sales                                                4,053             2,566            12,051
                                                                       ------------      ------------      ------------
Net cash provided by investing activities                                     2,882             1,961            10,597
                                                                       ------------      ------------      ------------

FINANCING ACTIVITIES:
 Decrease in notes payable to banks (net)                                   (13,647)          (10,650)          (18,312)
 Payment of long-term debt and capital leases                                  (426)           (2,183)          (16,705)
 Borrowings under term loan                                                  20,000
 Increase in net parent investment                                                                                   16
                                                                       ------------      ------------      ------------
Net cash provided by (used in) financing activities                           5,927           (12,833)          (35,001)
                                                                       ------------      ------------      ------------

Net change in cash and cash equivalents                                      (7,124)            8,629            (7,148)
Cash and cash equivalents at beginning of period                             10,499             1,870            10,607
                                                                       ------------      ------------      ------------
Cash and cash equivalents at end of period                             $      3,375      $     10,499      $      3,459
                                                                       ============      ============      ============

(1) The sixteen weeks ended May 19, 2002 have been restated to reflect a reorganization item for extinguishment of debt of $1,439 belonging to the Predecessor.

Supplemental disclosure of non cash financing information:

Fair valuing of assets due to fresh start accounting of $36,171 for the sixteen weeks ended May 19, 2002.

See accompanying notes to financial statements.

                         FRANK'S NURSERY & CRAFTS, INC.
                                   (UNAUDITED)
                          NOTES TO FINANCIAL STATEMENTS
                              (TABLES IN THOUSANDS)

(1) GENERAL

Frank's Nursery & Crafts, Inc., a Delaware corporation ("Frank's" or the "Company"), operates the largest chain (as measured by sales) in the United States of specialty retail stores devoted to the sale of lawn and garden products. Frank's also is a leading retailer of Christmas trim-a-tree merchandise, artificial flowers and arrangements, garden and floral crafts, and home decorative products.

CHAPTER 11 PROCEEDINGS AND REORGANIZATION

On February 19, 2001 (the "Petition Date"), Frank's Nursery & Crafts, Inc., a Michigan corporation ("Old Frank's"), and FNC Holdings Inc. ("Holdings"), the sole shareholder of Old Frank's, (collectively with Old Frank's, the "Debtors"), filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Maryland (the "Bankruptcy Court"). The chapter 11 cases for the Debtors (the "Chapter 11 Cases") were jointly administered for procedural purposes. From the Petition Date until May 19, 2002, the Debtors operated their businesses as debtors-in-possession pursuant to the Bankruptcy Code. On May 7, 2002, the Bankruptcy Court confirmed the Debtors' Second Amended Joint Plan of Reorganization, with certain modifications (as so modified, the "Plan"). On May 20, 2002 (the "Effective Date"), the Plan became effective and the Debtors successfully emerged from their chapter 11 bankruptcy proceedings.

Pursuant to the Plan, the following transactions were completed on or about the Effective Date:

- all of Old Frank's and Holdings issued and outstanding common stock was cancelled;

- Old Frank's merged with and into Holdings, and then changed its name to Frank's which was reincorporated in Delaware (the "Merger");

- certain indebtedness of the Debtors was cancelled in exchange for cash and/or common stock, par value $1.00 per share, of Frank's ("Common Stock"), the first installment of which was issued on September 12, 2002;

- executory contracts or unexpired leases to which any Debtor was a party were assumed, or rejected;

- members of the boards of directors and officers of Frank's were elected and began serving their respective terms; and

- the overall corporate structure was simplified through the restructuring and dissolution of certain Old Frank's and Holdings subsidiaries.

On the Effective Date, 50,000,000 shares of Common Stock were authorized and (a) 20,000,000 shares of Common Stock were reserved for distribution in respect of claims against the Debtors, (b) 913,044 shares of Common Stock were reserved for issuance of warrants to purchase shares of common Stock ("Warrants") at an exercise price of $1.38 for the old equity holders of Holdings (c) 3,652,174 shares of Common Stock were reserved for a new stock option plan, which was implemented in accordance with the Plan and (d) 5,869,565 shares of Common Stock were reserved for the conversion rights of Kimco Realty Corporation and its affiliates ("Kimco") as part of the exit financing. In addition, on the Effective Date, Frank's entered into a three-year $50 million secured revolving credit facility, that includes $25 million for letters of credit (the "Exit Revolver Facility") with Congress Financial Corporation as agent for a syndicate of lenders and a $30 million term and revolving loan with Kimco (the "Exit Term and Revolving Loan"). See note 2 for a more detailed description of the exit financing.

FRESH START ADJUSTMENTS

The Debtors emerged from their chapter 11 bankruptcy proceedings on May 20, 2002, which for financial reporting purposes was deemed the effective date of the Plan. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), the Company adopted fresh start reporting because holders of existing voting shares of Holdings immediately before filing and confirmation of the Plan received less than 50% of the Common Stock distributed under the Plan and the Company's reorganization value was less than the Debtors' post-petition liabilities and allowed claims in the aggregate on a consolidated basis.

Fresh start reporting requires that the reorganization value of the Company be allocated to its assets in conformity with Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations". The excess of the fair value of the specific tangible or identifiable intangible net assets over reorganization value, or negative goodwill, is to be allocated to non-current non-monetary assets on a pro rata basis. Based on the consideration of many factors and various valuation methods, including a discounted cash flow, a comparable public company analysis, a comparable acquisitions analysis, and other applicable analyses believed by the Company's management to be appropriate for the Company's business and industry, the Company and its financial advisors determined the reorganization value of the Company to be approximately $90 million, which served as the basis for the Plan approved by the Bankruptcy Court. Approximately $67 million of the reorganization value related to debt and other obligations outstanding as of the Effective Date, and the remaining reorganization value of approximately $23 million was assigned as the initial equity of the Company. Due to the cyclical nature of the business and the timing of emergence, the reorganization value related to debt was based upon average historical levels and is not equal to the debt levels of the successor company at May 19, 2002, thus resulting in a change to the original estimated negative goodwill of $58 million in the Plan.

The fair value of the net assets exceeded the reorganization value by $36.2 million, resulting in negative goodwill. The negative goodwill has been allocated to property, plant and equipment.

The following table reflects the adjustments to Old Frank's balance sheet as of May 20, 2002:

                                                                                                    Fresh
                                                                              Plan of               Start
                                                           Predecessor     Reorganization        Adjustments          Successor
                                                           -----------     --------------        -----------          ---------
Assets:
Current assets                                             $    88,516     $       (360)(b)                           $  88,156
Property, plant and equipment, net                              90,836                           $   (36,171)(f)         54,665
Other assets                                                     7,729           (4,851)(a)(b)          (373)(e)          2,505
                                                           -----------     ------------          -----------          ---------
  Total assets                                             $   187,081     $     (5,211)         $   (36,544)         $ 145,326
                                                           ===========     ============          ===========          =========

Liabilities and shareholders' equity (deficit):
Accounts payable                                           $    43,825     $        (80)(a)      $       959(f)       $  44,704
Accounts Payable pre-petition                                   32,539          (32,539)(a)
Accrued expenses                                                32,834              751(a)            (3,169)(e)(f)      30,416
Accrued expense - pre-petition                                  21,514          (20,514)(a)                               1,000
Accrued interest - pre-petition                                  5,894           (5,894)(c)
Notes payable to banks                                          13,647                                                   13,647
Liability for lease rejections                                  15,450          (15,450)(a)
Pre-petition long-term debt (including
subordinated debt of $115,000)                                 137,909         (115,000)(c)          (22,909)(e)
Current portion of long-term debt                                                                      2,521(e)           2,521
Senior mortgage debt                                                                                  23,016(e)          23,016
Obligations under capital lease                                  3,528                                                    3,528
Other liabilities                                                3,494                                                    3,494
                                                           -----------     ------------          -----------          ---------
  Total liabilities                                            310,634         (188,726)                 418            122,326

Shareholders' equity (deficit)                                (123,553)         183,515(d)           (36,962)(g)         23,000
                                                           -----------     ------------          -----------          ---------
  Total liabilities and shareholders' equity (deficit)     $   187,081     $     (5,211)         $   (36,544)         $ 145,326
                                                           ===========     ============          ===========          =========

(a) To record elimination of pre-petition liabilities which were cancelled.
(b) To record extinguishment of debt.
(c) To record elimination of subordinated debt and related accrued interest.
(d) To record gain on cancellation of pre-petition liabilities ($184.9 million) and loss on extinguishment of debt ($1.4 million).
(e) To record refinanced mortgages.
(f) To reflect assets and liabilities at fair value, resulting in negative goodwill ($36.2 million).
(g) To record common stock to be issued and write-off of Old Frank's accumulated deficit and net parent investment.

BASIS OF PRESENTATION

References in these financial statements to "Predecessor" refer to Old Frank's on and prior to May 20, 2002 References to "Successor" refer to Frank's on and after May 20 2002, after giving effect to the implementation of fresh start reporting.

The accompanying financial statements for the sixteen weeks ended May 19, 2002 (Predecessor) and as of January 27, 2002 (Predecessor) have been presented in accordance with SOP 90-7 and assumed that the Debtors would continue as a going concern. In the Chapter 11 Cases, substantially all unsecured liabilities as of the Petition Date were subject to compromise or other treatment under the Plan. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction were dependent on the outcome of the Chapter 11 Cases have been segregated and classified as pre-petition liabilities in the accompanying balance sheets as of August 12, 2001 and January 27, 2002.

Pursuant to SOP 90-7, professional fees and other costs associated with the Chapter 11 Cases were expensed as incurred and reported as restructuring items. Interest expense was reported only to the extent that it was expected to be paid following the Chapter 11 Cases.

Certain reclassifications have been made to prior periods (Predecessor) to conform to the financial statements for the twelve weeks ended August 11, 2002 (Successor).

The accompanying unaudited financial statements include all adjustments, consisting only of normal, recurring adjustments and accruals, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. Results of operations for interim periods may not be indicative of future results. The unaudited financial statements should be read in conjunction with the audited financial statements included in Old Frank's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended January 27, 2002.

(2) LONG-TERM DEBT AND LIQUIDITY

Long-term debt consists of the following:

                                                                    AUGUST 11,      AUGUST 12,     JANUARY 27,
                                                                      2002            2001            2002
                                                                   -----------     -----------     -----------
                                                                   (SUCCESSOR)    (PREDECESSOR)   (PREDECESSOR)

Exit Term Loan (see note 4)                                        $    17,120
Mortgages notes due 2012 with interest rates from 7% to 7.6%
 (estimated)                                                            24,233
Pre-petition mortgage notes originally due on varying dates from
 February 1, 2001 to September 1, 2007                                             $    26,277     $    22,045
DIP Financing Facility                                                                  29,040          24,297
10 -1/4% Senior Subordinated Notes originally due March 1, 2008                        115,000         115,000
Capital lease obligations                                                4,406           6,005           5,490
                                                                   -----------     -----------     -----------

Total debt                                                              45,759         176,322         166,832
Less:
  Current portion of long-term debt                                     (2,521)
  Notes payable to banks                                                               (29,040)
  Current portion of long-term debt in default                                        (142,819)       (163,612)
                                                                   -----------     -----------     -----------
Total long-term debt                                               $    43,238     $     4,463     $     3,220
                                                                   ===========     ===========     ===========

EXIT REVOLVER FACILITY

As discussed in note 1, the Company entered into the Exit Revolver Facility on the Effective Date. The Exit Revolver Facility is a three-year $50 million secured revolving loan facility, which includes $25 million of letters of credit. The availability of borrowings under the Exit Revolver Facility generally is based on a percentage of eligible accounts receivable, eligible inventory and certain other assets, subject to certain reserves.

The Exit Revolver Facility allows the Company the option of prime rate loans or Eurodollar loans. Depending upon the Company's excess availability under the Exit Revolver Facility the loans bear interest at: (a) prime rate plus .25% or ..50%; or (b) Eurodollar rate plus 2.75%, 3%, or 3.25%, for an initial term of three years, with annual renewal rights. The Exit Revolver Facility includes an unused line fee of .25% per annum, a servicing fee of $10,000 per calendar quarter, and an early termination fee in an amount equal to 2% of the amount of the maximum credit if the Exit Revolver Facility is terminated in whole during the first year, 1% during the second year, and 0.5% during the third year.

The Exit Revolver Facility ("Facility") contains a number of negative covenants, which restrict, among other things, Frank's ability to incur additional debt, pay dividends or make other restricted payments, grant liens, make loans, advances, and investments, engage in transactions with affiliates, dispose of assets, prepay and refinance debt, and make certain changes in its business. As of August 11, 2002, there were no amounts outstanding under the Facility and outstanding letters of credit aggregated $15.3 million. Availability as of August 11, 2002 was $8.2 million. The Company, as a result of obtaining more favorable vendor terms than originally anticipated and improved inventory management, was not in compliance with the cost of inventory to accounts payable ratio provision of the Facility at August 11, 2002. The Company obtained a waiver of this provision dated September 17, 2002. The Company considers this to have been a technical violation of the Facility terms and is presently in contact with the Lender to revise or eliminate this provision.

EXIT TERM AND REVOLVING LOAN

On the Effective Date, Frank's also entered into an Exit Term and Revolving Loan. The Exit Term and Revolving Loan is comprised of a $20 million term loan (the "Exit Term Loan") and $10 million of revolving loans, both secured by the Company's owned but unmortgaged and leased real property. These two loans bear interest at 10.25% per annum for an initial term of three years, with renewal rights for up to two years. The Exit Term and Revolving Loan has at the lender's option purchase rights under a warrant agreement to purchase up to 5,869,565 shares of common stock at $1.15, subject to adjustment for anti-dilution (see note 4). In addition Frank's is required to prepay the Exit Term and Revolving Loans with the net cash proceeds from the sale of certain assets.

The Exit Term Loan also contains a number of negative covenants, which restrict, among other things, Frank's ability to incur additional debt, pay dividends or make other restricted payments, grant liens, make loans, advances and investments, engage in transactions with affiliates, dispose of assets, enter into sale-leaseback arrangements, effect mergers, consolidations, and dissolutions.

Upon emergence from bankruptcy, the $20 million Exit Term Loan was utilized to retire the borrowings under the DIP Financing Facility. As of August 11, 2002, $20 million was outstanding under the Exit Term Loan.

DIP FINANCING FACILITY

On February 19, 2001, the Debtors entered into a $100 million debtor-in-possession financing facility (the "DIP Financing Facility") with Wells Fargo, as administrative agent for a syndicate of financing institutions. The DIP Financing Facility expired by its terms on the Effective Date. Frank's had borrowings outstanding of $13.6 million on the expiration date. A portion of the Exit Term Loan proceeds was utilized to retire the DIP Financing Facility on the Effective Date. In conjunction with the retirement, a charge of $1.4 million for extinguishment of debt primarily related to the write-off of debt issue costs was recognized as a reorganization item.

SENIOR SUBORDINATED DEBT

Frank's had outstanding $115 million of 10-1/4% Senior Subordinated Notes originally due March 1, 2008 (the "10-1/4% Notes"). The 10-1/4% Notes were general unsecured obligations of Old Frank's, were subordinated in right of payment to all existing and future senior indebtedness.

No interest payments were made on the 10-1/4% Notes during the pendency of the Chapter 11 Cases.

On the Effective Date, pursuant to the Plan, indebtedness under the 10 1/4% Notes of $115 million, was cancelled, and the holders became entitled to receive Common Stock.

SENIOR DEBT

As part of the Plan, the pre-petition mortgage notes were renegotiated, of which the final principal balance calculations are not yet complete. The renegotiated notes will have interest rates between 7% and 7.6% with ten-year terms. As a result, a five year payment schedule was unavailable at the time of filing this Quarterly Report.

REJECTED CONTRACTS AND LEASES

During the pendency of the Chapter 11 Cases, the Debtors reviewed their executory contracts and unexpired leases and received approval from the Bankruptcy Court to reject certain contracts and leases. In this context, "rejection" means that the Debtors were relieved from their obligations to perform further under the contract or lease. Any claim for damages resulting from the rejection of a contract or lease was treated as a general unsecured claim in the Chapter 11 Cases and a $15.5 million charge for the estimated maximum allowed claim under bankruptcy law was recognized as a reorganization item.

(3) INCOME TAXES

The Company's management, in assessing the realizability of deferred tax assets, must consider whether it is more likely than not that part or all of the deferred tax assets may not be realized. This assessment includes consideration for the scheduled reversal of temporary taxable difference, projected future taxable income, and tax planning strategies.

PREDECESSOR PERIODS

No income tax benefit was recognized for the loss from operations before reorganization items for the sixteen weeks ended May 19, 2002. Instead, the increase in net deferred tax assets as a result of the loss was offset by an equal increase in the valuation allowance. In addition, no income tax expense or benefit was recognized on the reorganization items for the sixteen weeks ended May 19, 2002. The items of income and expense included in the reorganization income are non-taxable and non-deductible, respectively.

SUCCESSOR PERIODS

The Company did not recognize an income tax expense for the income realized in the twelve weeks ended August 11, 2002 because it does not expect to report taxable income for the current fiscal year.

BANKRUPTCY IMPACT

In connection with the reorganization, a gain on cancellation of indebtedness was realized. This gain will not be taxable since the gain resulted from reorganization under the Bankruptcy Code. However, the Company will be required, as of the beginning of its 2003 taxable year, to reduce certain attributes including net operating loss carryforwards ("NOLs"), certain tax credits and tax bases in assets in an amount equal to such gain on extinguishment.

The reorganization of the Company on the Effective Date constituted an ownership change under Section 382 of the Internal Revenue Code. Consequently, the use of any of the NOLs and tax credits generated prior to the ownership change, that are not reduced pursuant to the provisions discussed above, will be subject to an annual limitation.

(4) SHAREHOLDERS' EQUITY

The Exit Term and Revolving Loan incorporated stock purchase warrants ("Warrants"). The warrants are exercisable to purchase the Company's Common Stock, par value $1.00 per share, at a price of $1.15 per share subject to adjustments for anti-dilution The warrants are redeemable upon certain conditions being met and will expire on May 20, 2005, subject to extension under the Exit Term and Revolving Loan. Accounting Principles Board 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, Emerging Issues Task Force (EITF) 00-27 "Application of EITF Issue No 98-5 to Certain Convertible Instruments" requires the issuer to allocate the proceeds received in a financing transaction that includes a convertible instrument to the convertible instrument and any other detachable instruments included in the exchange on a relative fair value basis. As of May 20, 2002 warrants available for exercise and included for valuation purposes were 5,000,000. The remaining warrants of 869,565 will be exercisable upon initial utilization of the revolving portion of the Exit Term and Revolving Loan, at which time the fair value of such warrants will be determined. The valuation of the $20 million proceeds under the Exit Term Loan resulted in an allocation to the warrants of $3.1 million as shown in the statement of shareholders' equity and the remaining $16.9 million to the Exit Term Loan. The $3.1 million is being amortized to interest expense over the initial term of the debt. As of August 11, 2002, the un-amortized discount is $2.9 million.

(5) EARNINGS PER SHARE

Due to the Company's emergence from bankruptcy and the implementation of fresh start reporting, the presentation of earnings per share is not meaningful for the periods presented in the accompanying financial statements.

(6) RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, and specifies criteria for the recognition and reporting of intangible assets apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets with definite useful lives will be amortized over such lives to their estimated residual values. SFAS No. 142 was adopted as of May 19, 2002. As a result of the chapter 11 bankruptcy proceedings and the write-off of goodwill in the fiscal year ended January 27, 2002, the adoption of SFAS No. 141 and SFAS No.142 by Old Frank's in the sixteen weeks ended May 19, 2002 had no impact on the Company's earnings or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145, among other things, prohibits the classification of gains and losses from extinguishment of debt as extraordinary unless they meet the criteria defined in Opinion 30. The provisions of SFAS No. 145 were adopted in the 2002 quarter, and as such, the loss recognized by Old Frank's on the extinguishment of debt resulting from the emergence from the chapter 11 bankruptcy proceedings has been classified as a reorganization item. Restatement of previously issued financial statements is required, and as such, the loss recognized by Old Frank's on the extinguishment of debt for the 2001 first half has been reclassified as part of the loss from operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets. Under current accounting guidance, a liability can be recorded when management has committed to an exit plan. The requirements under SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Restatement of previously issued financial statements is not permitted

(7) SUBSEQUENT EVENTS

Pursuant to the Plan, the Company issued, 10,962,759 shares of common stock to creditors of record on September 12, 2002. The Company will issue additional stock, as disputed claims are resolved. The stock is traded on the OTC Bulletin Board. The ticker symbol is FNCN.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CORPORATE STRATEGY

As part of the emergence from bankruptcy, the Company is instituting new merchandising and marketing strategies to position itself as a convenience nursery, home decor and seasonal retailer. Initiatives are already in place for improvements in store and product presentation, merchandise mix, marketing and overall operations. Ongoing cost reductions, inventory management efforts, and vendor quality programs will continue to be a high priority for the success of the Company.

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere in this Quarterly Report, and with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Frank's Nursery & Crafts, Inc., a Michigan Corporation ("Old Frank's"), as filed with the Securities and Exchange Commission for the fiscal year ended January 27, 2002. Frank's Nursery & Crafts, Inc., a Delaware corporation, is referred to herein as "Frank's" or the "Company."

FRESH START REPORTING AND FACTORS AFFECTING COMPARABILITY OF FINANCIAL
INFORMATION

The Debtors emerged from their chapter 11 bankruptcy proceedings on May 20, 2002, which for financial reporting purposes, the Company deemed the Effective Date of the Plan. Fresh start reporting has been implemented as of May 20, 2002, and accordingly, at such date all assets and liabilities were restated to reflect their respective fair values. See note 1 to the unaudited financial statements included elsewhere in this Quarterly Report for a discussion of the fresh start adjustments. For financial reporting purposes, references to "Predecessor" refer to Old Frank's on and prior to May 20, 2002, and references to "Successor" refer to Frank's on and after May 20, 2002, after giving effect to the implementation of fresh start reporting. Successor financial statements are not comparable to Predecessor financial statements. However, for purposes of discussion of results of operations, the twelve weeks ended August 11, 2002 (Successor) has been compared to the twelve weeks ended August 12, 2001 (Predecessor). Similarly, for year-to-date discussion of results of operations, the twelve weeks ended August 11, 2002 (Successor) has been combined with the sixteen weeks ended May 19, 2002 (Predecessor) and compared with the twenty-eight weeks ended August 12, 2001 (Predecessor).

RESULTS OF OPERATIONS

The following table shows the combined 2002 periods in comparison to the corresponding 2001 period (dollars in thousands):

                                                          Twelve Weeks Ended       Twenty-Eight Weeks Ended
                                                       ------------------------    ------------------------
                                                       August 11,    August 12,    August 11,    August 12,
                                                          2002          2001          2002          2001
                                                       ----------    ----------    ----------    ----------
Net sales                                              $   89,070    $   86,701    $  200,062    $  239,839

Operating costs and expenses:
  Cost of goods sold, including buying and occupancy       64,646        71,050       145,402       182,640
  Selling general and administrative                       20,746        25,927        52,236        64,366
  Restructuring and other related charges                                 5,279        21,839         6,981
  Early extinguishment of debt                                                                        4,230
  Amortization of goodwill                                                  383                         894
  Other  (income) expense                                    (679)          436          (797)         (341)
     Total operating costs and expenses                    84,713       103,075       218,680       258,770
Income (loss) from operations                               4,357       (16,374)      (18,618)      (18,931)
Interest expense                                            1,586         2,017         4,169         6,617
Reorganization income                                                                 183,839
Income taxes
                                                       ----------    ----------    ----------    ----------
Net income (loss)                                      $    2,771    $  (18,391)   $  161,052    $  (25,548)
                                                       ==========    ==========    ==========    ==========

NET SALES. Net sales were $89.1 million for the twelve weeks ended August 11, 2002 ("2002 quarter"), an increase of $2.4 million or 2.8% compared with the twelve weeks ended August 12, 2001 ("2001 quarter"). Comparative store sales increased 15.2% for the 2002 quarter. Net sales for the twenty-eight weeks ended August 11, 2002 ("2002 first half") were $200.1 million, a decrease of $39.7 million or 16.6% compared with the twenty-eight weeks ended August 12, 2001 ("2001 first half"). Comparative store sales decreased 3% for the 2002 first half. The unfavorable weather patterns in virtually all markets where the Company operates negatively impacted the lawn and garden sales for the 2002 first quarter thus contributing to the net sales decrease for the 2002 first half. Net sales for the 2001 quarter and 2001 first half included sales related to the store closure programs that amounted to $8.8 million and $31.2 million, respectively.

COST OF SALES, INCLUDING BUYING AND OCCUPANCY. Cost of sales were $64.6 million for the 2002 quarter, a decrease of $6.5 million or 9.1% compared with the 2001 quarter. Cost of sales, as a percentage of net sales, was 72.6% in the 2002 quarter compared with 81.9% in the 2001 quarter. On a comparative base (170 stores) cost of sales, as a percentage of net sales, for the 2001 quarter would have been 76.6%. Merchandise margins on a comparative base declined 2.4 percentage points for the 2002 quarter. Cost of sales were $145.4 million for the 2002 first half compared with $182.6 million for the 2001 first half. Cost of sales, as a percentage of net sales, was 72.7% in the 2002 first half compared with 76.1% in the 2002 first half. On a comparative base, cost of sales, as a percentage of net sales, for the 2001 first half would have been 72%. Merchandise margins on a comparative base declined 0.9% for the 2002 quarter. The merchandise margin decline for both the 2002 first quarter and 2002 first half is due to increased promotional activity of crafts as the Company exits certain categories and expands it new home decor lines. The 2001 quarter and 2001 first half included a $1.6 million lower of cost or market reserve for the inventory liquidation of 12 stores closed in 2001 and lower merchandise margins due to liquidation sales.

SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses were $20.7 million for the 2002 quarter, a decrease of $5.2 million or 20% compared with the 2001 quarter SG&A expenses, as a percentage of net sales, were 23.2% compared with 29.9% for the 2001 quarter. On a comparative base, SG&A expenses, as a percentage of net sales for the 2001 quarter would have been 30%. SG&A expenses for the 2002 first half were $52.2 million compared with $64.4 million for the 2001 first half. As a percentage of net sales, SG&A expenses were 26.1% for the 2002 first half compared with 26.9% for the 2001 first half. On a comparative base, the 2001 first half would have been 27.2%. The decline was due primarily to lower store expenses resulting from the lower store base and lower corporate expenses.

EARLY EXTINGUISHMENT OF DEBT. The early extinguishment of debt for the 2001 first half primarily represented the write-off of debt issue costs to retire an outstanding credit facility obligation utilizing proceeds from the DIP Financing Facility at the petition date.

RESTRUCTURING AND OTHER RELATED CHARGES. The 2002 first half includes a charge of $21.8 million compared with $7 million in the 2001 first half. The 2002 first half charge includes: $15.5 million for costs of lease rejections; $2.6 million for professional fees; $1.8 million for severance and employee retention plans approved by the Court while under chapter 11; $1.1 million for costs of mortgage debt to be refinanced and $.8 million for miscellaneous items. The $15.5 million liability for the costs of rejected store leases represented an estimate of the maximum claim allowed under bankruptcy law. In accordance with the Plan, these claims were treated as general unsecured claims and resulted in a cancellation of debt and recognized as a reorganization item. The $1.1 million liability for costs of mortgage debt represented an estimate to properly state the pre-petition long-term debt in accordance with the Plan. The 2001 charge includes $.3 million for termination and severance payments for the store closure programs and $3.2 million for the write-off of the remaining assets, related goodwill, and capital lease debt related to the store closure programs, offset by $0.9 million of leasehold interest sales. Also included are professional fees of $2.7 million and $1.7 million under a key employee retention program.

OTHER (INCOME) EXPENSE. Other income was $0.6 million for the 2002 quarter that primarily represented a revaluation of assets held for resale based upon purchase agreements. Other expense for the 2001 quarter was $0.4 million.

INTEREST EXPENSE. Interest expense was $1.6 million for the 2002 quarter compared with $2 million for the 2001 quarter. Lower interest in the 2002 quarter results from no borrowings under the Exit Revolver Facility, offset in part by the interest under the Exit Term Loan. The 2002 first half expense was $4.2 million compared with $6.6 million for the 2001 first half. Lower interest for the 2002 first half in part related to the discontinuance of an interest accrual for the senior subordinated notes since the pre-petition date and lower levels of outstanding borrowing in the 2002 first half.

REORGANIZATION ITEMS. Gains of $183.8 million were recognized in the 2002 first half. The gain was due to the cancellation of pre-petition liabilities upon emergence ($184.9 million), the fresh start accounting adjustments ($0.3 million), offset by a loss from the extinguishment of debt ($1.4 million).

LIQUIDITY AND CAPITAL RESOURCES

EXIT REVOLVER FACILITY

As discussed above and in note 1 to the unaudited financial statements included elsewhere in this Quarterly Report, the Company entered into the Exit Revolver Facility on the Effective Date. The Exit Revolver Facility (Facility") is a three-year $50 million secured revolving loan facility, which includes $25 million of letters of credit. The availability of borrowings under the Facility generally is based on a percentage of eligible accounts receivable, eligible inventory, and certain other assets, subject to certain reserves

The Facility allows the Company the option of prime rate loans or Eurodollar loans. Depending upon the Company's excess availability under the Facility the loans bear interest at: (a) prime rate plus .25% or .50%; or (b) Eurodollar rate plus 2.75%, 3%, or 3.25%, for an initial term of three years, with annual renewal rights. The Facility includes an unused line fee of .25% per annum, a servicing fee of $10,000 per calendar quarter, and an early termination fee in an amount equal to 2% of the amount of the maximum credit if the Facility is terminated in whole during the first year, 1% during the second year, and 0.5% during the third year.

The Exit Revolver Facility contains a number of negative covenants, which restrict, among other things, Frank's ability to incur additional debt, pay dividends or make other restricted payments, grant liens, make loans, advances, and investments, engage in transactions with affiliates, dispose of assets, prepay and refinance debt, and make certain changes in its business. As of August 11, 2002, there were no amounts outstanding under the Facility and outstanding letters of credit aggregated $15.3 million. Availability as of August 11, 2002 was $8.2 million. The Company, as a result of obtaining more favorable vendor terms than originally anticipated and improved inventory management, was not in compliance with the cost of inventory to accounts payable ratio provision of the Facility at August 11, 2002. The Company obtained a waiver of this provision dated September 17, 2002. The Company considers this to have been a technical violation of the Facility terms and is presently in contact with the Lender to revise or eliminate this provision.

EXIT TERM AND REVOLVING LOAN

On the Effective Date, Frank's also entered into an Exit Term and Revolving Loan. The Exit Term and Revolving Loan is comprised of a $20 million term loan (the "Exit Term Loan") and $10 million of revolving loans, both secured by the Company's owned but unmortgaged and leased real property. These two loans bear interest at 10.25% per annum for an initial term of three years, with renewal rights for up to two years. The Exit Term and Revolving Loan has at the lenders option purchase rights under a warrant agreement to purchase up to 5,869,565 shares of common stock at $1.15, subject to adjustment for anti-dilution. In addition Frank's is required to prepay the Exit Term and Revolving Loans with the net cash proceeds from the sale of certain assets.

The Exit Term and Revolving Loan also contains a number of negative covenants, which restrict, among other things, Frank's ability to incur additional debt, pay dividends or make other restricted payments, grant liens, make loans, advances and investments, engage in transactions with affiliates, dispose of assets, enter into sale-leaseback arrangements, effect mergers, consolidations, and dissolutions.

Upon emergence from bankruptcy, the $20 Exit Term Loan was utilized to retire the borrowings under the DIP Financing Facility. In conjunction with the retirement of the DIP Financing Facility a charge of $1.4 million for extinguishment of debt primarily related to the write-off of debt issue costs was recognized as a reorganization item. As of August 11, 2002, $20 million was outstanding under the Exit Term Loan.

ADEQUACY OF CAPITAL RESOURCES

The Company's principal sources of liquidity will be cash flows from operations and borrowings under the Exit Revolver Facility and the Exit Term and Revolving Facility. Based on current and anticipated levels of operations, the Company's management believes that cash flows from operations, together with amounts available under the Exit Revolver Facility, will be adequate to meet the Company's anticipated cash requirements, including debt service requirements and planned capital expenditures. In the event that the Company's borrowing base, comprised of a percentage of eligible accounts receivable and inventory after reserves, becomes insufficient to support additional borrowing under the Exit Revolver Facility, the Company may borrow under the Exit Term and Revolving Facility up to a maximum principal amount of $10 million. The Company's most significant cash requirements are for merchandise inventory that fluctuates throughout the year due to the seasonality of the business. Cash requirements increase substantially in August and September in anticipation of the Christmas season and in March and April for the lawn and garden business. Additionally, the Company's business depends, in part, on normal weather patterns across its markets. Any unusual weather patterns can have a material and adverse impact on the Company's business, particularly the lawn and garden sector. In the event that cash flows, together with available borrowings under the Exit Revolver Facility and the Exit Term and Revolving Facility are not sufficient to meet the Company's cash requirements, the Company would be required to obtain alternative financing or reduce planned capital expenditures. The Company can provide no assurance that alternative financing would be available on acceptable terms, especially in light of the fact that, except for miscellaneous real property and equipment, substantially all of the Company's existing assets are pledged as collateral for the Exit Revolver Facility and Exit Term Loan and Revolving Facility or that reductions in planned capital expenditures would be sufficient to cover any cash shortfalls.

The Company anticipates spending approximately $5 million for capital expenditures for the current fiscal year, primarily for upgrades to the information technology systems and for store remodelization. No store openings are planned for the remainder of the fiscal year.

NEW ACCOUNTING STANDARDS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, and specifies criteria for the recognition and reporting of intangible assets apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets with definite useful lives will be amortized over such lives to their estimated residual values. SFAS No. 141 and SFAS No. 142 were adopted as of May 19, 2002. As a result of the chapter 11 bankruptcy proceedings and the write-off of goodwill in the fiscal year ended January 27, 2002, the adoption of SFAS No. 141 and SFAS No. 142 by Old Frank's in the sixteen weeks ended May 19, 2002 had no impact on the Company's earnings or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145, among other things, prohibits the classification of gains and losses from extinguishment of debt as extraordinary unless they meet the criteria defined in Opinion 30. The provisions of SFAS No. 145 were adopted in the 2002 quarter, and as such, the loss recognized by Old Frank's on the extinguishment of debt resulting from the emergence from the chapter 11 bankruptcy proceedings is classified as a reorganization item. Restatement of previously issued financial statements is required, and as such, the loss recognized by Old Frank's on the extinguishment of debt for the 2001 first half has been reclassified as part of the loss from operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets. Under current accounting guidance, a liability can be recorded when management has committed to an exit plan. The requirements under SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Restatement of previously issued financial statements is not permitted.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This filing contains certain forward-looking statements, which reflect management's current views of future events and financial performance. These forward-looking statements are based on many assumptions and factors detailed in the Company's filings with the Securities and Exchange Commission, including the effect of currency translations, customer demand, fashion trends, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Company's merchandise mix and retail locations, unseasonable weather, risks associated with foreign global sourcing, including political instability and changes in import regulations, economic conditions worldwide, and the ability of the Company to execute its business plans effectively. Any changes in such assumptions or factors could produce significantly different results. The Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 2A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company perceives its only market interest rate risk to be limited to borrowings under the Exit Revolving Facility. These borrowings are at variable interest rates; and therefore, the related interest expense is sensitive to changes in the general level of U.S. interest rates and the Eurodollar rate. No amounts have been borrowed under the Exit Revolving Facility for the 2002 quarter. Interest under the Exit Term Loan of $20 million is fixed at 10-1/4% per annum.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to Old Frank's Current Reports on Form 8-K filed on May 22, 2002, June 25, 2002, July 3, 2002, July 25, 2002, and September 12, 2002, and
Part I, Item 3. Legal Proceedings, of the Annual Report on Form 10-K for the fiscal year ended January 27, 2002 filed on April 29, 2002. See note 1 to the unaudited financial statements included elsewhere in this Quarterly Report and
Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Chapter 11 Cases. Such discussion is incorporated herein by this reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Plan became effective on May 20, 2002. On the Effective Date, pursuant to the Plan all of Old Frank's and Holdings issued and outstanding common stock was cancelled without consideration; Old Frank's merged with Holdings, and then changed its name to Frank's, which was reincorporated in Delaware; and a new Certificate of Incorporation (the "Certificate") and Bylaws (the "Bylaws") of Frank's. Additionally, on the Effective Date, pursuant to the Plan (a) 20,000,000 shares of Common Stock were reserved for distribution in respect of claims against the Debtors, (b) 913,044 shares of Common Stock were reserved for issuance upon the exercise of Warrants for old equity holders of Holdings (c) 3,652,174 shares of Common Stock were reserved for a new stock option plan, which was implemented in accordance with the Plan, and (d) 5,869,565 shares of Common Stock were reserved for the conversion rights of Kimco Realty Corporation and its affiliates ("Kimco") as part of the exit financings. Descriptions of the Common Stock and Warrants are included the Plan as filed in the Company's Current Report on Form 8-K dated May 7 an filed May 22, 2002. Copies of the Certificate and Bylaws are filed as Exhibits 3.1 and 3.2, respectively, to this Quarterly Report.

Section 1145(a)(1) of the Bankruptcy Code exempts the offer and sale of securities under a plan of reorganization from registration under the Securities Act and state securities laws if three principal requirements are satisfied: (a) the securities must be offered and sold under a plan of reorganization and must be securities of the debtor, an affiliate participating in a joint plan with the debtor or a successor to the debtor under the plan; (b) the recipients of the securities must hold a pre-petition or administrative expense claim against the debtor or an interest in the debtor; and (c) the securities must be issued entirely in exchange for the recipient's claim against or interest in the debtor, or principally in such exchange and partly for cash or property. Section 1145(a)(2) of the Bankruptcy Code exempts the offer of a security through any warrant, option, right to purchase or conversion privilege that is sold in the manner specified in section 1145(a)(1) and the sale of a security upon the exercise of such a warrant, option, right or privilege. Frank's believes that the offer and sale of the Common Stock and the Warrants under the Plan satisfy the requirements of section 1145(a)(1) of the Bankruptcy Code and, therefore, are exempt from registration under the Securities Act and state securities laws. Similarly, Frank's believes that the offer of Common Stock through the Warrants and the sale of Common Stock upon the exercise of the Warrants satisfy the requirements of section 1145(a)(2) of the Bankruptcy Code and, therefore, are exempt from registration under the Securities Act and state securities laws.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          Exhibit No. Description

            3.1   Certificate of Incorporation

            3.2   By-laws of the Company

            4.1 Investor Rights Agreement, dated as of May 20, 2002, by and between Frank's Nursery & Crafts, Inc. and entities listed on
                  Schedule I

            4.2 Stock Purchase Warrant, dated as of May 20, 2002, granted to Kimco Realty Services, Inc.

            4.3 Stock Purchase Warrant, dated as of May 20, 2002, granted to Third Avenue Trust

            4.4 Stock Purchase Warrant, dated as of May 20, 2002, granted to Cypress Merchant Banking Partners L.P.

            4.5 Stock Purchase Warrant, dated as of May 20, 2002 granted to Cypress Garden Ltd.

            4.6 Stock Purchase Warrant, dated as of May 20, 2002, granted to Joseph Baczko

            10.1 Stock Option Plan (Incorporated by reference to the Form 8-K dated May 7, 2002 and filed May 22, 2002)

            10.2 Stock Option Agreement dated between the Company and Steven S. Fishman

            10.3 Stock Option Agreement dated between the Company and Alan J. Minker

            10.4 Stock Option Agreement dated between the Company and Adam S. Szopinski

            10.5 First Amendment to Loan and Security Agreement, dated as of May 20, 2002, among Frank's Nursery & Crafts, Inc, Congress Financial Corporations, as Administrative Agent, and the Lenders party thereto

            99.1 Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            99.2 Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


      (b) Reports on Form 8-K

            During the quarter ended August 11, 2002, Old Frank's and Frank's filed the following Current Reports on Form 8-K:

                  Current Report on Form 8-K dated and filed July 25, reporting information under "Item 7. Financial Statements, Pro Forma Financial Information and Exhibits" listing exhibits for the Credit and Security Agreement, dated as of May 20, 2002 with Kimco Capital Corporation and the Loan and Security Agreement, dated as of May 20, 2002 with Congress Financial Corporation.

                  Current Report on Form 8-K dated and filed September 12, reporting information under "Item 5. Other Events" regarding the issuance of Common Stock.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: September 25, 2002                 FRANK'S NURSERY & CRAFTS, INC.
                                         (Registrant)



                                    By:  /s/ Steven S. Fishman
                                         ------------------------------
                                         Steven S. Fishman
                                         Chairman and Chief Executive Officer

                                         /s/ Alan J. Minker
                                         ------------------------------
                                         Alan J. Minker
                                         Senior Vice President and
                                         Chief Financial Officer

           CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL
                          FINANCIAL OFFICER PURSUANT TO
               RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Steven S. Fishman, certify, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report of Frank's Nursery & Crafts, Inc. on Form 10-Q for the quarterly period ended August 11, 2002 ("Report") that (1) I have reviewed the Report being filed; (2) based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and (3) based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the Report.


                                    By: /s/ Steven S. Fishman
                                       -----------------------------------------
                                    Name:  Steven S. Fishman
                                    Title: Chairman and Chief Executive Officer

I, Alan J. Minker, certify, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report of Frank's Nursery & Crafts, Inc. on Form 10-Q for the quarterly period ended August 11, 2002 ("Report") that (1) I have reviewed the Report being filed; (2) based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and (3) based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the Report.


                                    By: /s/ Alan J. Minker
                                       -----------------------------------------
                                    Name:  Alan J. Minker
                                    Title: Senior Vice President and Chief
                                           Financial Officer

      Exhibit Index

         Exhibit No. Description

            3.1   Certificate of Incorporation

            3.2   By-laws of the Company

            4.1 Investor Rights Agreement, dated as of May 20, 2002, by and between Frank's Nursery & Crafts, Inc. and entities listed on
                  Schedule I

            4.2 Stock Purchase Warrant, dated as of May 20, 2002, granted to Kimco Realty Services, Inc.

            4.3 Stock Purchase Warrant, dated as of May 20, 2002, granted to Third Avenue Trust

            4.4 Stock Purchase Warrant, dated as of May 20, 2002, granted to Cypress Merchant Banking Partners L.P.

            4.5 Stock Purchase Warrant, dated as of May 20, 2002 granted to Cypress Garden Ltd.

            4.6 Stock Purchase Warrant, dated as of May 20, 2002, granted to Joseph Baczko

            10.1 Stock Option Plan (Incorporated by reference to the Form 8-K dated May 7, 2002 and filed May 22, 2002)

            10.2 Stock Option Agreement dated between the Company and Steven S. Fishman

            10.3 Stock Option Agreement dated between the Company and Alan J. Minker

            10.4 Stock Option Agreement dated between the Company and Adam S. Szopinski

            10.5 First Amendment to Loan and Security Agreement, dated as of May 20, 2002, among Frank's Nursery & Crafts, Inc, Congress Financial Corporations, as Administrative Agent, and the Lenders party thereto

            99.1 Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            99.2 Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002