Form 10-Q
period 2002-11-03
FRANKS NURSERY & CRAFTS INC
filed 2002-12-18
CIK 38792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 3, 2002

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                 For the transition period from _____ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes     [X]                 No       [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

               Yes     [X]                 No       [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

               Yes     [ ]                 No       [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                          Outstanding at December 18, 2002

COMMON STOCK $.001 PAR VALUE                         11,882,006

                         FRANK'S NURSERY & CRAFTS, INC.

                                      INDEX



PART I                     FINANCIAL INFORMATION                                                                    PAGE NO.
         Item 1.           Unaudited Financial Statements:

                           Balance Sheets as of November 3, 2002, November 4, 2001 and January 27, 2002                3

                           Statements of Operations for the twelve weeks ended November 3, 2002 and the
                           twelve weeks ended November 4, 2001                                                         4

                           Statements of Operations for the twenty-four weeks ended November 3, 2002, the
                           sixteen weeks ended May 19, 2002 and the forty weeks ended November 4, 2001                 5

                           Statements of Shareholders' Equity (Deficit) for the twenty-four weeks ended
                           November 3, 2002 and the sixteen weeks ended May 19, 2002                                   6

                           Statements of Cash Flows for the twenty-four weeks ended November 3, 2002, the
                           sixteen weeks ended May 19, 2002 and forty weeks ended November 4, 2001                     7

                           Notes to Financial Statements                                                               8

         Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                           Operations                                                                                  14

         Item 3.           Quantitative and Qualitative Disclosures about Market Risk                                  17

         Item 4.           Controls and Procedures                                                                     18

PART II                    OTHER INFORMATION

         Item 1.           Legal Proceedings                                                                           18

         Item 2.           Changes in Securities and Use of Proceeds                                                   18

         Item 6.           Exhibits and Reports on Form 8-K                                                            19

SIGNATURE                                                                                                              20

CERTIFICATIONS                                                                                                         21

                         FRANK'S NURSERY & CRAFTS, INC.
                                 BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT FOR PAR VALUE)



                                                                          November 3,    November 4,    January 27,
                                                                             2002           2001           2002
                                                                          -----------   -------------  -------------
                                                                          (Successor)   (Predecessor)  (Predecessor)
ASSETS                                                                    (Unaudited)    (Unaudited)
Current assets:
   Cash and cash equivalents                                               $   2,570      $   3,580      $   1,870
   Marketable securities                                                       1,023          1,184          1,061
   Notes receivable                                                                                          1,631
   Accounts receivable                                                         2,199          1,144          2,405
   Merchandise inventory                                                      62,096         74,778         37,629
   Assets to be disposed of                                                    2,131         11,398          9,051
   Prepaid expenses and other current assets                                   5,917          6,497          7,058
                                                                           ---------      ---------      ---------
      Total current assets                                                    75,936         98,581         60,705
                                                                           ---------      ---------      ---------

Property, plant and equipment, net                                            53,576        110,216         96,055
Goodwill, less accumulated amortization of $1,229 at November 4, 2001                        14,751
Other assets and deferred charges                                              4,225         11,219          8,553
                                                                           ---------      ---------      ---------
   Total assets                                                            $ 133,737      $ 234,767      $ 165,313
                                                                           =========      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                        $  32,347      $  17,678      $   8,437
   Accounts payable pre-petition                                                             32,560         32,487
   Accrued expenses                                                           20,613         31,157         25,350
   Accrued expenses payable pre-petition                                       2,520         19,588         26,677
   Notes payable to banks                                                     16,298         51,592         24,297
   Current portion of long-term debt                                           1,806
   Pre-petition long-term debt (including subordinated debt of $115,000)                    138,587        139,315
                                                                           ---------      ---------      ---------
      Total current liabilities                                               73,584        291,162        256,563
                                                                           ---------      ---------      ---------

Long-term debt:
   Senior debt, less current portion                                          26,389          4,113          3,220
   Term Loan                                                                  17,360
                                                                           ---------      ---------      ---------
      Total long-term debt                                                    43,749          4,113          3,220
                                                                           ---------      ---------      ---------

Other liabilities                                                              3,452          4,097          3,525

Shareholders' equity (deficit):
   Predecessor common stock $1.00 par value, 1,000 shares authorized,
      1,000 shares issued and outstanding                                                         1              1
   Successor preferred stock $.001 par value, 10,000,000 shares authorized, none issued
   Successor common stock $.001 par value, 50,000,000 shares authorized,
      11,882,006 shares issued and outstanding and
      8,117,994 shares to be issued                                               20
   Additional paid-in-capital                                                 26,100        165,999        165,999
   Net parent investment                                                                     16,176         16,117
   Retained deficit                                                          (13,168)      (246,781)      (280,112)
                                                                           ---------      ---------      ---------
      Total shareholders' equity (deficit)                                    12,952        (64,605)       (97,995)
                                                                           ---------      ---------      ---------
Total liabilities and shareholders' equity (deficit)                       $ 133,737      $ 234,767      $ 165,313
                                                                           =========      =========      =========




See accompanying notes to financial statements.

                         FRANK'S NURSERY & CRAFTS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
            TWELVE WEEKS ENDED NOVEMBER 3, 2002 AND NOVEMBER 4, 2001
                             (DOLLARS IN THOUSANDS)



                                                                         Twelve Weeks      Twelve Weeks
                                                                             Ended            Ended
                                                                          November 3,       November 4,
                                                                             2002              2001
                                                                       ---------------    ---------------
                                                                         (Successor)       (Predecessor)
NET SALES                                                                  $ 39,612          $ 45,704

OPERATING COSTS AND EXPENSES:
   Cost of goods sold, including buying and occupancy                        34,575            50,503
   Selling, general and administrative                                       17,269            20,823
   Restructuring and other related charges                                    1,397             5,112
   Amortization of goodwill                                                                       369
   Other (income) expense                                                       499               (70)
                                                                           --------          --------
      Total operating costs and expenses                                     53,740            76,737
                                                                           --------          --------

LOSS FROM OPERATIONS                                                        (14,128)          (31,033)
INTEREST EXPENSE (CONTRACTUAL INTEREST OF $4,804 FOR THE TWELVE WEEKS
   ENDED NOVEMBER 4, 2001)                                                    1,811             2,084
                                                                           --------          --------
LOSS BEFORE INCOME TAXES                                                    (15,939)          (33,117)
INCOME TAXES
                                                                           --------          --------
NET LOSS                                                                   $(15,939)         $(33,117)
                                                                           ========          ========




See accompanying notes to financial statements

                         FRANK'S NURSERY & CRAFTS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
 TWENTY-FOUR WEEKS ENDED NOVEMBER 3, 2002, THE SIXTEEN WEEKS ENDED MAY 19, 2002
                   AND THE FORTY WEEKS ENDED NOVEMBER 4, 2001
                             (DOLLARS IN THOUSANDS)


                                                                       Twenty-four      Sixteen Weeks      Forty Weeks
                                                                       Weeks Ended          Ended             Ended
                                                                       November 3,          May 19,        November 4,
                                                                           2002              2002             2001
                                                                       -----------     ---------------    -------------
                                                                       (Successor)      (Predecessor)     (Predecessor)
                                                                                        (Restated)(1)
NET SALES                                                               $ 128,682         $ 110,992         $ 285,543

OPERATING COSTS AND EXPENSES:
   Cost of goods sold, including buying and occupancy                      99,221            80,756           233,143
   Selling, general and administrative                                     38,015            31,490            85,189
   Restructuring and other related charges                                  1,397            21,839            12,093
   Early extinguishment of debt                                                                                 4,230
   Amortization of goodwill                                                                                     1,263
   Other income                                                              (180)             (118)             (411)
                                                                        ---------         ---------         ---------

      Total operating costs and expenses                                  138,453           133,967           335,507
                                                                        ---------         ---------         ---------


LOSS FROM OPERATIONS                                                       (9,771)          (22,975)          (49,964)
INTEREST EXPENSE (CONTRACTUAL INTEREST OF $6,210 FOR THE SIXTEEN
   WEEKS ENDED MAY 19, 2002 AND $16,862 FOR THE FORTY
   WEEKS ENDED NOVEMBER 4, 2001)                                            3,397             2,583             8,701
                                                                        ---------         ---------         ---------
LOSS BEFORE REORGANIZATION ITEMS AND INCOME TAXES                         (13,168)          (25,558)          (58,665)
                                                                        ---------         ---------         ---------
REORGANIZATION ITEMS:
   Gain on cancellation of pre-petition liabilities                                         184,954
   Fresh start adjustments                                                                      324
   Extinguishment of debt                                                                    (1,439)
                                                                        ---------         ---------         ---------
      Total reorganization items                                                            183,839
                                                                        ---------         ---------         ---------
INCOME TAX EXPENSE
                                                                        ---------         ---------         ---------
NET (LOSS) INCOME                                                       $ (13,168)        $ 158,281         $ (58,665)
                                                                        =========         =========         =========


(1) The sixteen weeks ended May 19, 2002 have been restated to reflect a reorganization item for extinguishment of debt of $1,439 belonging to the Predecessor.

See accompanying notes to financial statements.

                         FRANK'S NURSERY & CRAFTS, INC.
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
  SIXTEEN WEEKS ENDED MAY 19, 2002 AND TWENTY-FOUR WEEKS ENDED NOVEMBER 3, 2002
                             (DOLLARS IN THOUSANDS)

                                                                                                                          Total
                                            Common          Stock       Additional                           Net       Shareholders'
                                            Number           Par          Paid-in         Retained         Parent         Equity
                                          of shares         Value         Capital         Deficit        Investment     (deficit)
                                         -----------      ---------    ------------    -------------     ----------    ------------
Predecessor:
Balance at January 27, 2002                   1,000       $      1     $   165,999     $  (280,112)      $  16,117     $  (97,995)
   Net loss excluding plan of
      reorganization and fresh start
      adjustments                                                                          (25,558)                       (25,558)
   Effect of plan of reorganization
      and fresh start adjustments:
       Cancellation of old common stock     (1,000)            (1)       (165,999)                                       (166,000)
       New common stock                  20,000,000  (1)        20          22,980                                          23,000
       Cancellation of net parent
         investment                                                                                       (16,117)        (16,117)
       Extinguishment of debt                                                               (1,439)                        (1,439)
       Other fresh start adjustments                                                        307,109                        307,109
                                         -----------      ---------    ------------    -------------     ----------    ------------
Successor:
Balance at May 20, 2002                  20,000,000             20          22,980              -0-            -0-          23,000
Issuance of 5,000,000 warrants in
  connection with Term Loan debt                                             3,120                                           3,120
 Net loss                                                                                  (13,168)                       (13,168)
                                         -----------      ---------    ------------    -------------     ----------    ------------
Balance at November 3, 2002              20,000,000       $     20     $    26,100     $   (13,168)      $     -0-     $    12,952
                                         ===========      =========    ============    =============     ==========    ============

(1) 11,882,006 shares issued and 8,117,994 to be issued.

See accompanying notes to financial statements.

                         FRANK'S NURSERY & CRAFTS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
   TWENTY-FOUR WEEKS ENDED NOVEMBER 3, 2002, SIXTEEN WEEKS ENDED MAY 19, 2002
                     AND FORTY WEEKS ENDED NOVEMBER 4, 2001
                             (DOLLARS IN THOUSANDS)

                                                                                Twenty-four        Sixteen Weeks      Forty Weeks
                                                                                Weeks Ended            Ended             Ended
                                                                                November 3,           May 19,          November 4,
                                                                                   2002                 2002              2001
                                                                              ---------------     ---------------    ---------------
                                                                                (Successor)        (Predecessor)      (Predecessor)
                                                                                                    Restated (1)

OPERATING ACTIVITIES:
Net (loss) income                                                             $     (13,168)      $      158,281     $     (58,665)
Adjustments to reconcile net (loss) income to net cash provided by
(used in) operating activities:
    Depreciation                                                                       3,207               4,900             12,829
    Amortization                                                                         683                 632              2,758
    Non cash portion of restructuring and other related charges                        1,397              17,572              7,336
    Inventory clearance reserve                                                                                               9,545
    Debt issue costs                                                                                       1,079              3,458
    Gain on cancellation of pre-petition liabilities                                                   (184,991)
    Fresh start adjustments                                                                                (324)
    Other                                                                               (78)               (939)               (22)
                                                                              ---------------     ---------------    ---------------
                                                                                     (7,959)             (3,790)           (22,761)
Changes in assets and liabilities, net of effects of fresh start adjustments and gain on cancellation of pre-petition liabilities:
     Marketable securities                                                              (22)                 (9)               (88)
     Notes receivable                                                                                      1,631
     Accounts receivable                                                               (279)                 885                568
     Inventory                                                                         (471)            (23,996)           (11,198)
     Prepaid expenses                                                                  (264)               1,405            (2,006)
     Other non current assets                                                        (2,046)               (349)            (2,014)
     Accounts payable                                                               (11,398)              35,440             17,632
     Accrued expenses                                                               (10,242)               8,284             13,432
                                                                              ---------------     ---------------    ---------------
Net cash provided by (used in) operating activities                                 (32,681)              19,501            (6,435)
                                                                              ---------------     ---------------    ---------------

INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                        (2,118)               (605)            (1,850)
   Net proceeds from asset sales                                                       4,969               2,566             18,306
                                                                              ---------------     ---------------    ---------------
Net cash provided by investing activities                                              2,851               1,961             16,456
                                                                              ---------------     ---------------    ---------------

FINANCING ACTIVITIES:
   Increase (decrease) in notes payable to banks (net)                                 2,651            (10,650)              4,240
   Payment of long-term debt and capital leases                                        (750)             (2,183)           (21,287)
   Borrowings under term loan                                                         20,000
   Decrease in net parent investment                                                                                            (1)
                                                                              ---------------     ---------------    ---------------
Net cash provided by (used in) financing activities                                   21,901            (12,833)           (17,048)
                                                                              ---------------     ---------------    ---------------

Net change in cash and cash equivalents                                              (7,929)               8,629            (7,027)
Cash and cash equivalents at beginning of period                                      10,499               1,870             10,607
                                                                              ---------------     ---------------    ---------------
Cash and cash equivalents at end of period                                    $        2,570      $       10,499     $        3,580
                                                                              ===============     ===============    ===============


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

                         FRANK'S NURSERY & CRAFTS, INC.
                                   (UNAUDITED)
                          NOTES TO FINANCIAL STATEMENTS
                              (TABLES IN THOUSANDS)

(1) GENERAL

Frank's Nursery & Crafts, Inc., a Delaware corporation ("Frank's" or the "Company"), operates the nation's largest chain of lawn and garden specialty retail stores. Frank's is also a retailer of Christmas trim-a-tree merchandise, artificial flowers and arrangements, garden decor and home decorative products.

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

- Old Frank's merged with and into Holdings, and then changed its name to Frank's, which was reincorporated in Delaware (the "Merger");

- certain indebtedness of the Debtors was cancelled in exchange for cash and/or common stock, par value $.001 per share, of Frank's ("Common Stock");

- executory contracts or unexpired leases to which any Debtor was a party were assumed, or rejected;

- members of the boards of directors and officers of Frank's were elected and began serving their respective terms; and

- the overall corporate structure was simplified through the restructuring and dissolution of certain Old Frank's and Holdings subsidiaries.

On the Effective Date, 50,000,000 shares of Common Stock were authorized and (a) 20,000,000 shares of Common Stock were reserved for distribution in respect of claims against the Debtors, (b) 913,044 shares of Common Stock were reserved for issuance of warrants to purchase shares of Common Stock ("Warrants") at an exercise price of $1.38 for the old equity holders of Holdings, (c) 3,652,174 shares of Common Stock were reserved for a new stock option plan, which was implemented in accordance with the Plan and (d) 5,869,565 shares of Common Stock were reserved for the conversion rights of Kimco Services Inc., an affiliate of Kimco Realty Corporation ("Kimco"), as part of the exit financing. In addition, on the Effective Date, Frank's entered into a three-year $50 million secured revolving credit facility, that includes $25 million for letters of credit (the "Exit Revolver Facility") with Congress Financial Corporation as agent for a syndicate of lenders and a $30 million term and revolving loan with Kimco (the "Exit Term and Revolving Loan"). See note 2 for a more detailed description of the exit financing.

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

Fresh start reporting requires that the reorganization value of the Company be allocated to its assets in conformity with Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations". The excess of the fair value of the specific tangible or identifiable intangible net assets over reorganization value, or negative goodwill, is to be allocated to non-current non-monetary assets on a pro rata basis. Based on the consideration of many factors and various valuation methods, including a discounted cash flow, a comparable public company analysis, a comparable acquisitions analysis, and other applicable analyses believed by the Company's management to be appropriate for the Company's business and industry, the Company and its financial advisors determined the reorganization value of the Company to be approximately $90 million, which served as the basis for the Plan approved by the Bankruptcy Court. Approximately $67 million of the reorganization value related to debt and other obligations was outstanding as of the Effective Date, and the remaining reorganization value of approximately $23 million was assigned as the initial equity of the Company. Due to the cyclical nature of the business and the timing of emergence, the reorganization value related to debt was based upon average historical levels and is not equal to the debt levels of the successor company at May 20, 2002, thus resulting in a change to the original estimated negative goodwill of $58 million in the Plan.

The fair value of the net assets exceeded the reorganization value by $36.2 million, resulting in negative goodwill. The negative goodwill has been allocated to property, plant and equipment.

The following table reflects the adjustments to Old Frank's balance sheet as of May 20, 2002:


                                                                                                 Fresh
                                                                         Plan of                 Start
                                                     Predecessor      Reorganization          Adjustments             Successor
                                                    --------------    --------------          -------------          -------------
Assets:
Current assets                                      $      88,516     $       (360)  (b)                             $     88,156
Property, plant and equipment, net                         90,836                             $   (36,171)   (f)           54,665
Other assets                                                7,729           (4,851)  (a)(b)          (373)   (e)            2,505
                                                    --------------    --------------          -------------          -------------
Total assets                                        $     187,081     $     (5,211)           $   (36,544)           $    145,326
                                                    ==============    ==============          =============          =============

Liabilities and shareholders' equity (deficit):

Accounts payable                                    $      43,825     $        (80)  (a)      $        959   (f)     $     44,704
Accounts payable pre-petition                              32,539          (32,539)  (a)
Accrued expenses                                           32,834               751  (a)           (3,169)   (e)(f)        30,416
Accrued expense - pre-petition                             21,514          (20,514)  (a)                                    1,000
Accrued interest - pre-petition                             5,894           (5,894)  (c)
Notes payable to banks                                     13,647                                                          13,647
Liability for lease rejections                             15,450          (15,450)  (a)
Pre-petition long-term debt (including
  subordinated debt of $115,000)                          137,909         (115,000)  (c)          (22,909)   (e)
Current portion of long-term debt                                                                    2,521   (e)            2,521
Senior mortgage debt                                                                                23,016   (e)           23,016
Obligations under capital lease                             3,528                                                           3,528
Other liabilities                                           3,494                                                           3,494
                                                    --------------    --------------          -------------          -------------
  Total liabilities                                       310,634         (188,726)                    418                122,326

Shareholders' equity (deficit)                          (123,553)           183,515  (d)          (36,962)   (g)           23,000
                                                    --------------    --------------          -------------          -------------
  Total liabilities and shareholders' equity
    (deficit)                                       $     187,081     $     (5,211)           $   (36,544)           $    145,326
                                                    ==============    ==============          =============          =============

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

BASIS OF PRESENTATION

References in these financial statements to "Predecessor" refer to Old Frank's on and prior to May 20, 2002. References to "Successor" refer to Frank's on and after May 20, 2002, after giving effect to the implementation of fresh start reporting.

The accompanying financial statements for the sixteen weeks ended May 19, 2002 (Predecessor) and as of January 27, 2002 (Predecessor) have been presented in accordance with SOP 90-7 and assumed that the Debtors would continue as a going concern. In the Chapter 11 Cases, substantially all unsecured liabilities as of the Petition Date were subject to compromise or other treatment under the Plan. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction were dependent on the outcome of the Chapter 11 Cases have been segregated and classified as pre-petition liabilities in the accompanying balance sheets as of November 4, 2001 and January 27, 2002.

Pursuant to SOP 90-7, professional fees and other costs associated with the Chapter 11 Cases were expensed as incurred and reported as restructuring items. Interest expense was reported only to the extent that it was expected to be paid following the Chapter 11 Cases.

Certain reclassifications have been made to prior periods (Predecessor) to conform to the financial statements for the twenty-four weeks ended November 3, 2002 (Successor).

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

(2) LONG-TERM DEBT AND LIQUIDITY

Long-term debt consists of the following:

                                                                            NOVEMBER 3,           NOVEMBER 4,          JANUARY 27,
                                                                               2002                   2001                 2002
                                                                          -----------------     ----------------     ---------------
                                                                             (SUCCESSOR)          (PREDECESSOR)       (PREDECESSOR)
Exit Term Loan (see note 4)                                               $         17,360
Mortgages notes due 2012 with interest rates from 7% to 7.6%                        24,092
Exit Revolver Facility                                                              16,298
Pre-petition mortgage notes originally due on varying dates from
   February 1, 2001 to September 1, 2007                                                        $        22,045      $       22,045
DIP Financing Facility                                                                                   51,592              24,297
10 1/4% Senior Subordinated Notes originally due March 1, 2008                                          115,000             115,000
Capital lease obligations                                                            4,103                5,655               5,490
                                                                          -----------------     ----------------     ---------------

Total debt                                                                          61,853              194,292             166,832
Less:
   Current portion of long-term debt                                                 1,806
   Exit Revolver Facility                                                           16,298
   DIP Financing Facility                                                                                51,592              24,297
   Pre-petition long-term debt                                                                          138,587             139,315
                                                                          -----------------     ----------------     ---------------
Total long-term debt                                                      $         43,749      $         4,113      $        3,220
                                                                          =================     ================     ===============


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

The Exit Revolver Facility allows the Company the option of prime rate loans or Eurodollar loans. Depending upon the Company's excess availability under the Exit Revolver Facility the loans bear interest at: (a) prime rate plus .25% or ..50%; or (b) Eurodollar rate plus 2.75%, 3% or 3.25% for an initial term of three years, with annual renewal rights. The Exit Revolver Facility includes an unused line fee of .25% per annum, a servicing fee of $10,000 per calendar quarter, and an early termination fee in an amount equal to 2% of the amount of the maximum credit if the Exit Revolver Facility is terminated in whole during the first year, 1% during the second year, and 0.5% during the third year.

The Exit Revolver Facility ("Facility") contains a number of covenants, which restrict, among other things, Frank's ability to incur additional debt, pay dividends or make other restricted payments, grant liens, make loans, advances, and investments, engage in transactions with affiliates, dispose of assets, prepay and refinance debt, and make certain changes in its business. As of November 3, 2002, there was $16.3 million outstanding under the Facility and outstanding letters of credit aggregated $11.4 million. Availability as of November 3, 2002 was $13.5 million. For certain days during the 2002 third quarter the Company was not in compliance with financial covenants in the Facility that required minimum levels of inventory and financial ratios. The lender under the Facility waived that noncompliance on December 17, 2002. As a result of obtaining more favorable vendor terms than originally anticipated and improved inventory management, the assumptions on which the financial projections were based in determining the financial covenants for the Facility have changed. The Company is presently in negotiations with the Lender to revise certain financial ratios under the Facility. On November 3, 2002 the Company was in compliance with the financial covenants.

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

The Exit Term Loan also contains a number of covenants, which restrict, among other things, Frank's ability to incur additional debt, pay dividends or make other restricted payments, grant liens, make loans, advances and investments, engage in transactions with affiliates, dispose of assets, enter into sale-leaseback arrangements, effect mergers, consolidations, and dissolutions.

Upon emergence from bankruptcy, the $20 million Exit Term Loan was utilized to retire the borrowings under the DIP Financing Facility. As of November 3, 2002, $20 million was outstanding under the Exit Term Loan.

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

SENIOR SUBORDINATED DEBT

Frank's had outstanding $115 million of 10 1/4% Senior Subordinated Notes originally due March 1, 2008 (the "10 1/4% Notes"). The 10 1/4% Notes were general unsecured obligations of Old Frank's, were subordinated in right of payment to all existing and future senior indebtedness.

No interest payments were made on the 10 1/4% Notes during the pendency of the Chapter 11 Cases.

On the Effective Date, pursuant to the Plan, indebtedness under the 10 1/4% Notes of $115 million, was cancelled, and the holders became entitled to receive Common Stock.


SENIOR DEBT

As part of the Plan, the pre-petition mortgage notes were renegotiated with interest rates between 7% and 7.6% and ten-year terms. As of November 3, 2002 scheduled maturities of the renegotiated mortgage notes are $0.7 million for the remainder of 2002; $0.6 million in 2003; $0.6 in 2004; $0.6 in 2005; $0.7 million in 2006 and $3.5 in 2007.

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

No income tax benefit was recognized for the loss from operations for the twelve weeks ended November 3, 2002. Instead, the increase in net deferred tax assets as a result of the loss was offset by an equal increase in the valuation allowance.

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

(4) SHAREHOLDERS' EQUITY

The Exit Term and Revolving Loan incorporated stock purchase warrants ("Warrants"). The Warrants are exercisable to purchase the Company's Common Stock, par value $.001 per share, at a price of $1.15 per share subject to adjustments for anti-dilution. The Warrants are redeemable upon certain conditions being met and will expire on May 20, 2005, subject to extension under the Exit Term and Revolving Loan. Accounting Principles Board 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, Emerging Issues Task Force (EITF) 00-27 "Application of EITF Issue No 98-5 to Certain Convertible Instruments" requires the issuer to allocate the proceeds received in a financing transaction that includes a convertible instrument to the convertible instrument and any other detachable instruments included in the exchange on a relative fair value basis. As of May 20, 2002 Warrants available for exercise and included for valuation purposes were 5,000,000. The remaining Warrants of 869,565 will be exercisable upon initial utilization of the revolving portion of the Exit Term and Revolving Loan, at which time the fair value of such Warrants will be determined. (see note 7). The valuation of the $20 million proceeds under the Exit Term Loan resulted in an allocation to the Warrants of $3.1 million as shown in the statement of shareholders' equity and the remaining $16.9 million to the Exit Term Loan. The $3.1 million is being amortized to interest expense over the initial term of the debt. As of November 3, 2002, the un-amortized discount is $2.6 million.

Pursuant to the Plan, the Company has issued 11,882,006 shares of common stock to creditors of record. The Company will issue the remaining 8,117,994 shares, as disputed claims are resolved. The stock is traded on the OTC Bulletin Board. The ticker symbol is FNCN.

Pursuant to the Plan, the Company established the 2002 Stock Option Plan for which 3,652,174 shares of Common Stock are reserved for issuance under the Plan. On September 12, 2002 the Company granted options to key executives and outside directors for 2,476,087 in two groupings with a grant price of $1.15 per share. The first group of options for 1,826,087 were to vest over two years, with 50% vested at September 12, 2002 and the remaining 50% on May 20, 2003. Due to recent management changes (see note 8) the options that vested at September 12, 2002 will expire July 31, 2003 if not exercised and the remaining 50% will not vest. The second group of options for 650,000 will vest over three years, with 33 1/3% vesting at the end of each of the first three years beginning May 20, 2003 and will expire ten years from grant date if not exercised.

(5) EARNINGS PER SHARE

Due to the Company's emergence from bankruptcy and the implementation of fresh start reporting, the presentation of earnings per share is not meaningful in the accompanying financial statements.


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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145, among other things, prohibits the classification of gains and losses from extinguishment of debt as extraordinary unless they meet the criteria defined in Opinion 30. The provisions of SFAS No. 145 were adopted in the 2002 first quarter, and as such, the loss recognized by Old Frank's on the extinguishment of debt resulting from the emergence from the chapter 11 bankruptcy proceedings has been classified as a reorganization item. Restatement of previously issued financial statements is required, and as such, the loss recognized by Old Frank's on the extinguishment of debt for the 2001 first three quarters has been reclassified as part of the loss from operations.

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

(7) SUBSEQUENT EVENTS

On November 4, 2002 the Company borrowed $5 million at an annual interest rate of 10 1/4% under the revolving loan portion of the Exit Term and Revolving Loan Agreement triggering the exercise clause for the remaining stock purchase warrants (see note 4). In accordance with EITF No. 98-5, the fair value of the 869,565 Warrants is $0.4 million. The $5 million revolving loan was repaid on December 12, 2002.

On December 10, 2002, the Company made an election to be treated as a taxable REIT subsidiary for federal income tax purposes due to the significant ownership of stock in the Company by an affiliate of Kimco. As a result of this election, certain expenses of the Company paid to Kimco or its affiliates, which are primarily rent and interest could be subject to limitations as to their deductibility. The Company does not believe that this election will have a material effect on its results of operations.


(8) RECENT MANAGEMENT CHANGE

The Company announced November 27, 2002 that Steven S. Fishman, its Chairman and Chief Executive Officer, resigned in order to pursue other endeavors. Adam Szopinski, the current President and Chief Operating Officer of the Company assumed the duties of Mr. Fishman. Mr. Fishman will continue with the Company in a consulting role through April 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE STRATEGY

As part of emergence from bankruptcy, the Company is instituting new merchandising and marketing strategies to position itself as a convenience nursery, home decor and seasonal retailer. Initiatives are already in place for improvements in store and product presentation, merchandise mix, marketing and overall operations. Ongoing cost reductions, inventory management efforts, and vendor quality programs will continue to be a high priority for the success of the Company.

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

FRESH START REPORTING AND FACTORS AFFECTING COMPARABILITY OF FINANCIAL
INFORMATION

The Debtor emerged from their chapter 11 bankruptcy proceedings on May 20, 2002, which for financial reporting purposes, the Company deemed the Effective Date of the Plan. Fresh start reporting has been implemented as of May 20, 2002, and accordingly, at such date all assets and liabilities were restated to reflect their respective fair values. See note 1 to the unaudited financial statements included elsewhere in this Quarterly Report for a discussion of the fresh start adjustments. For financial reporting purposes, references to "Predecessor" refer to Old Frank's on and prior to May 20, 2002, and references to "Successor" refer to Frank's on and after May 20, 2002, after giving effect to the implementation of fresh start reporting. Successor financial statements are not comparable to Predecessor financial statements. However, for purposes of discussion of results of operations, the twelve weeks ended November 3, 2002 (Successor) has been compared to the twelve weeks ended November 4, 2001 (Predecessor). Similarly, for year-to-date discussion of results of operations, the twenty-four weeks ended November 3, 2002 (Successor) has been combined with the sixteen weeks ended May 19, 2002 (Predecessor) and compared with the forty weeks ended November 4, 2001 (Predecessor).

RESULTS OF OPERATIONS

The following table shows the combined 2002 periods in comparison to the corresponding 2001 period (dollars in thousands):


                                                              Twelve Weeks Ended                  Forty Weeks Ended
                                                        --------------------------------    -------------------------------
                                                          November 3,       November 4,      November 3,       November 4,
                                                             2002              2001              2002             2001
                                                        --------------    --------------    -------------    --------------
Net sales                                               $      39,612     $      45,704     $    239,674     $     285,543

Operating costs and expenses:
   Cost of goods sold, including buying and                    34,575            50,503          179,977           233,143
     occupancy
   Selling general and administrative                          17,269            20,823           69,505            85,189
   Restructuring and other related charges                      1,397             5,112           23,236            12,093
   Early extinguishment of debt                                                                                      4,230
   Amortization of goodwill                                                         369                              1,263
   Other (income) expense                                         499              (70)            (298)             (411)
     Total operating costs and expenses                        53,740            76,737          272,420           335,507
Loss from operations                                         (14,128)          (31,033)         (32,746)          (49,964)
Interest expense                                                1,811             2,084            5,980             8,701
Reorganization income                                                                            183,839
Income taxes
                                                        --------------    --------------    -------------    --------------
Net income (loss)                                       $    (15,939)     $    (33,117)     $    145,113     $    (58,665)
                                                        ==============    ==============    =============    ==============


NET SALES. Net sales were $39.6 million for the twelve weeks ended November 3, 2002 ("2002 quarter"), a decrease of $6.1 million or 13.4% compared with the twelve weeks ended November 4, 2001 ("2001 quarter"). Comparative store sales decreased 8.4% for the 2002 quarter reflecting the transition to the home decor strategy and significant discounting in the third quarter of last year. Net sales for the forty weeks ended November 3, 2002 ("2002 YTD") were $239.7 million, a decrease of $45.8 million or 16% compared with the forty weeks ended November 4, 2001 ("2001 YTD"). Comparative store sales decreased 4% for 2002 YTD. The unfavorable weather patterns in virtually all markets where the Company operates negatively impacted the lawn and garden sales for the 2002 first quarter thus contributing to the net sales decrease for 2002 YTD. Net sales for the 2001 quarter and 2001 YTD included sales related to the store closure programs that amounted to $2.5 million and $36 million, respectively.

COST OF SALES, INCLUDING BUYING AND OCCUPANCY. Cost of sales were $34.6 million for the 2002 quarter, a decrease of $15.9 million or 31.5% compared with the 2001 quarter. During the 2001 quarter the Company recorded a charge of $9.5 million for a lower of cost or market reserve for inventory designated as clearance product in the floral, home decor and Christmas trim-a-tree product lines ("inventory clearance reserve"). Cost of sales, as a percentage of net sales, was 87.3% in the 2002 quarter compared with 89.6% in the 2001 quarter, excluding the inventory clearance reserve. On a comparative base (the current 170 stores) cost of sales, as a percentage of net sales, for the 2001 quarter would have been 87.8%. Merchandise margins on a comparative base were the same for the 2002 and 2001 quarter. Cost of sales were $180 million for 2002 YTD compared with $233.1 million for 2001 YTD. Cost of sales, as a percentage of net sales, was 75.1% in 2002 YTD compared with 78.3% in 2001 YTD, excluding the $9.5 million inventory clearance reserve. On a comparative base, cost of sales, as a percentage of net sales, for 2001 YTD would have been 74.8%. The merchandise margin decline for 2002 YTD is primarily due to increased promotional activity of crafts as the Company exited certain categories. This decline was partially offset by higher margins in the new home decor lines. The 2001 YTD also included a $1.6 million lower of cost or market reserve for the inventory liquidation of 12 stores closed in 2001 and the $9.5 million inventory clearance reserve.

SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses were $17.3 million for the 2002 quarter, a decrease of $3.5 million or 16.8% compared with the 2001 quarter. SG&A expenses, as a percentage of net sales, were 43.6% compared with 45.6% for the 2001 quarter. On a comparative base, SG&A expenses, as a percentage of net sales, for the 2001 quarter would have been 45.1%. SG&A expenses for 2002 YTD were $69.5 million compared with $85.2 million for 2001 YTD. As a percentage of net sales, SG&A expenses were 29% for 2002 YTD compared with 29.8% for 2001 YTD. On a comparative base, 2001 YTD would have been 30.3%. The decline was due primarily to lower store expenses resulting from the lower store base and lower corporate expenses.

EARLY EXTINGUISHMENT OF DEBT. The early extinguishment of debt for 2001 YTD primarily represented the write-off of debt issue costs to retire an outstanding credit facility obligation utilizing proceeds from the DIP Financing Facility at the petition date.

RESTRUCTURING AND OTHER RELATED CHARGES. The 2002 quarter charge of $1.4 million represented a change in estimate for the pre-petition claim payments of $2 million, offset by $0.6 million of income for the revaluation of assets held for resale based upon purchase agreements. The 2002 YTD charge was $23.2 million compared with $12.1 million in 2001 YTD. The 2002 YTD charge included: $15.5 million for costs of lease rejections; $2 million for additional pre-petition claim payments; $2.6 million for professional fees; $1.8 million for severance and employee retention plans approved by the Court while under chapter 11; $1.1 million for costs of mortgage debt to be refinanced and $0.2 million for miscellaneous items. The $15.5 million liability for the costs of rejected store leases represented an estimate of the maximum claim allowed under bankruptcy law. In accordance with the Plan, these claims were treated as general unsecured claims and resulted in a cancellation of debt and recognized as a reorganization item. The $1.1 million liability for costs of mortgage debt represented an estimate to properly state the pre-petition long-term debt in accordance with the Plan. The 2001 YTD includes $4 million for the revaluation of the estimated net selling price of the properties classified as assets to be disposed of and losses on properties that sold below their estimated net selling price originally established at January 28, 2001. Charges related to the store closings included, $0.3 million for termination and severance payments for the store closure programs and $3.2 million for the write-off of the remaining assets, related goodwill, and capital lease debt related to the store closure programs, offset by $0.9 million of leasehold interest sales. Also included are professional fees of $3.8 million and $1.7 million under a key employee retention program.

INTEREST EXPENSE. Interest expense was $1.8 million for the 2002 quarter compared with $2.1 million for the 2001 quarter. Lower interest expense in the 2002 quarter results from lower levels of borrowings under the Company's credit facilities, offset in part by the interest under the Exit Term Loan. 2002 YTD expense was $6 million compared with $8.7 million for 2001 YTD. Lower interest for 2002 YTD in part related to the discontinuance of an interest accrual for the senior subordinated notes since the pre-petition date and lower levels of outstanding borrowings in 2002 YTD.

REORGANIZATION ITEMS. A gain of $183.8 million was recognized for 2002 YTD. The gain was due to the cancellation of pre-petition liabilities upon emergence ($184.9 million), the fresh start accounting adjustments ($0.3 million), offset by a loss from the extinguishment of debt ($1.4 million).

LIQUIDITY AND CAPITAL RESOURCES

EXIT REVOLVER FACILITY

As discussed above and in note 1 to the unaudited financial statements included elsewhere in this Quarterly Report, the Company entered into the Exit Revolver Facility on the Effective Date. The Exit Revolver Facility ("Facility") is the three-year $50 million secured revolving loan facility, which includes $25 million of letters of credit. The availability of borrowings under the Facility generally is based on a percentage of eligible accounts receivable, eligible inventory, and certain other assets, subject to certain reserves.

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

The Facility contains a number of covenants, which restrict, among other things, Frank's ability to incur additional debt, pay dividends or make other restricted payments, grant liens, make loans, advances, and investments, engage in transactions with affiliates, dispose of assets, prepay and refinance debt, and make certain changes in its business. As of November 3, 2002, there was $16.3 million outstanding under the Facility and outstanding letters of credit aggregated $11.4 million. Availability as of November 3, 2002 was $13.5 million. For certain days during the 2002 third quarter the Company was not in compliance with financial covenants in the Facility that required minimum levels of inventory and financial ratios. The lender under the Facility waived that noncompliance on December 17, 2002. As a result of obtaining more favorable vendor terms than originally anticipated and improved inventory management, the assumptions on which the financial projections were based in determining the financial covenants for the Facility have changed. The Company is presently in negotiations with the Lender to revise certain financial ratios under the Facility. On November 3, 2002 the Company was in compliance with the financial covenants.


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

The Exit Term and Revolving Loan also contains a number of covenants, which restrict, among other things, Frank's ability to incur additional debt, pay dividends or make other restricted payments, grant liens, make loans, advances and investments, engage in transactions with affiliates, dispose of assets, enter into sale-leaseback arrangements, effect mergers, consolidations, and dissolutions.

Upon emergence from bankruptcy, the $20 million Exit Term Loan was utilized to retire the borrowings under the DIP Financing Facility. In conjunction with the retirement of the DIP Financing Facility a charge of $1.4 million for extinguishment of debt primarily related to the write-off of debt issue costs was recognized as a reorganization item. As of November 3, 2002, $20 million was outstanding under the Exit Term Loan.


ADEQUACY OF CAPITAL RESOURCES

The Company's principal sources of liquidity will be cash flows from operations and borrowings under the Exit Revolver Facility and the Exit Term and Revolving Facility (collectively, the "Credit Facilities"). Based on current and anticipated levels of operations, the Company's management believes that cash flows from operations, together with amounts available under the Credit Facilities, will be adequate to meet the Company's anticipated cash requirements, including debt service requirements and planned capital expenditures. The Company's most significant cash requirements are for merchandise inventory that fluctuates throughout the year due to the seasonality of the business. Cash requirements increase substantially in August and September in anticipation of the Christmas season and in March and April for the lawn and garden business. Additionally, the Company's business depends, in part, on normal weather patterns across its markets. Any unusual weather patterns can have a material and adverse impact on the Company's business, particularly on the lawn and garden sector. In the event that cash flows, together with available borrowings under the Credit Facilities are not sufficient to meet the Company's cash requirements, the Company would be required to obtain alternative financing or reduce planned capital expenditures. The Company can provide no assurance that alternative financing would be available on acceptable terms, especially in light of the fact that, except for miscellaneous real property and equipment, substantially all of the Company's existing assets are pledged as collateral for the Credit Facilities or that reductions in planned capital expenditures would be sufficient to cover any cash shortfalls.

The Company anticipates spending approximately $4 million for capital expenditures for the current fiscal year, primarily for upgrades to the information technology systems and for store remodelization. No store openings are planned for the remainder of the fiscal year.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company perceives its only market interest rate risk to be limited to borrowings under the Exit Revolving Facility. These borrowings are at variable interest rates; and therefore, the related interest expense is sensitive to changes in the general level of U.S. interest rates and the Eurodollar rate. The Company had borrowings outstanding under the Exit Revolving Facility of $16.3 million at November 3, 2002, with a current interest rate of 5 1/4%. Interest under the Exit Term and Revolving Loan of $20 million is fixed at 10 1/4% per annum.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.



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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Plan became effective on May 20, 2002. On the Effective Date, pursuant to the Plan all of Old Frank's and Holdings issued and outstanding common stock was cancelled without consideration; Old Frank's merged with Holdings, and then changed its name to Frank's, which was reincorporated in Delaware; and a new Certificate of Incorporation (the "Certificate") and Bylaws (the "Bylaws") of Frank's. Additionally, on the Effective Date, pursuant to the Plan (a) 20,000,000 shares of Common Stock were reserved for distribution in respect of claims against the Debtors, (b) 913,044 shares of Common Stock were reserved for issuance upon the exercise of Warrants for old equity holders of Holdings (c) 3,652,174 shares of Common Stock were reserved for a new stock option plan, which was implemented in accordance with the Plan, and (d) 5,869,565 shares of Common Stock were reserved for the conversion rights of an affiliate of Kimco as part of the exit financings. Descriptions of the Common Stock and Warrants are included in the Plan as filed in the Company's Current Report on Form 8-K dated May 7 and filed May 22, 2002. Copies of the Certificate and Bylaws are filed as Exhibits 3.1 and 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 11, 2002 filed on September 25, 2002.

Section 1145 (a)(1) of the Bankruptcy Code exempts the offer and sale of securities under a plan of reorganization from registration under the Securities Act and state securities laws if three principal requirements are satisfied: (a) the securities must be offered and sold under a plan of reorganization and must be securities of the debtor, an affiliate participating in a joint plan with the debtor or a successor to the debtor under the plan; (b) the recipients of the securities must hold a pre-petition or administrative expense claim against the debtor or an interest in the debtor; and (c) the securities must be issued entirely in exchange for the recipient's claim against or interest in the debtor, or principally in such exchange and partly for cash or property. Section 1145 (a)(2) of the Bankruptcy Code exempts the offer of a security through any Warrant, option, right to purchase or conversion privilege that is sold in the manner specified in section 1145 (a)(1) and the sale of a security upon the exercise of such a Warrant, option, right or privilege. Frank's believes that the offer and sale of the Common Stock and the Warrants under the Plan satisfy the requirements of section 1145 (a)(1) of the Bankruptcy Code and, therefore, are exempt from registration under the Securities Act and state securities laws. Similarly, Frank's believes that the offer of Common Stock through the Warrants and the sale of Common Stock upon the exercise of the Warrants satisfy the requirements of Section 1145 (a)(2) of the Bankruptcy Code and, therefore, are exempt from registration under the Securities Act and state securities laws.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)      Exhibits

           Exhibits No.       Description

               99.1           Chief Executive Officer Certification Pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002
               99.2           Chief Financial Officer Certification Pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002




  (b)      Reports on Form 8-K

           During the quarter ended November 3, 2002, the Company filed a Current Reports on Form 8-K dated September 12, 2002, reporting information under "Item 5. Other Events" regarding the issuance of Common Stock.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    December 18, 2002                 FRANK'S NURSERY & CRAFTS, INC.
                                           (Registrant)


                                    By:    /s/ Adam Szopinski
                                           -------------------------------------
                                           Adam Szopinski
                                           President and Chief Operating Officer

                                           /s/ Alan J. Minker
                                           ------------------------------------
                                           Alan J. Minker
                                           Senior Vice President and Chief
                                           Financial Officer

           CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL
                          FINANCIAL OFFICER PURSUANT TO
              RULE 13A - 14 OF THE SECURITIES EXCHANGE ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Adam Szopinski, certify, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report of Frank's Nursery & Crafts, Inc. on Form 10-Q for the quarterly period ended November 3, 2002 ("Report") that (1) I have reviewed the Report being filed; (2) based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and (3) based on my knowledge, the financial statements, and other financial information included in the Report, fairly represent in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the Report; (4) the registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; (5) the registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and (6) the registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                               By: /s/ Adam Szopinski
                                  ------------------------------------------
                               Name:  Adam Szopinski
                               Title:  President and Chief Operating Officer

I, Alan J. Minker, certify, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report of Frank's Nursery & Crafts, Inc. on Form 10-Q for the quarterly period ended August 11, 2002 ("Report") that (1) I have reviewed the Report being filed; (2) based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and (3) based on my knowledge, the financial statements, and other financial information included in the Report, fairly represent in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the Report; (4) the registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; (5) the registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and (6) the registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                         By: /s/ Alan J. Minker
                                            -----------------------------
                                         Name:  Alan J. Minker
                                         Title: Senior Vice President and
                                                Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.           Description
-----------           -----------
   99.1               Chief Executive Officer Certification Pursuant to Section
                      906 of the Sarbanes-Oxley Act of 2002
   99.2               Chief Financial Officer Certification Pursuant to Section
                      906 of the Sarbanes-Oxley Act of 2002