Form 10-K
period 2003-01-26
FRANKS NURSERY & CRAFTS INC
filed 2003-04-28
CIK 38792

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 26, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________

COMMISSION FILE NUMBER: 1-5364

                         FRANK'S NURSERY & CRAFTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                             47-0863558
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

           580 KIRTS BLVD., SUITE 300, TROY, MICHIGAN            48084
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

Registrant's telephone number, including area code: (248) 712-7000 Securities registered pursuant to Section 12 (b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, PAR VALUE $0.001 PER SHARE
         (TITLE OF CLASS)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act). YES     NO   X
                                           ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $3,877,533, based upon the average of the closing bid and asked price of the registrant's common stock of $0.875, as quoted on the Over-the-Counter Bulletin Board on April 22, 2003.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes X    No
                         ----    ----
         As of April 25, 2003, the registrant had 13,691,197 shares of common stock outstanding.

         In conjunction with its plan of reorganization (as discussed in Item 1 below), on May 20, 2002, Frank's Nursery & Crafts, Inc., a Michigan corporation, merged into its parent, FNC Holdings Inc., a New York corporation. On the merger date, the surviving corporation changed its name to Frank's Nursery & Crafts, Inc. and was reincorporated in Delaware. Depending upon the context and the period being referenced, references to the "Company" or "Frank's" in this Form 10-K refer to Frank's Nursery & Crafts, Inc., a Delaware corporation, and/or its predecessors.

         References in this Form 10-K to a particular year are to the Company's fiscal year, which is the 52 or 53 -week period ending on the last Sunday in January of the following year (e.g., a reference to "2002" is a reference to the fiscal year ended January 26, 2003).

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This filing contains certain forward-looking statements, which reflect management's current views of future events and financial performance. These forward-looking statements are based on many assumptions and factors detailed in the Company's filings with the Securities and Exchange Commission, including the ability of the Company to maintain normal trade terms with vendors, the ability of the Company to comply with the various covenant requirements contained in its financing agreements, customer demand, fashion trends, competitive market forces, the effect of competitive products and pricing, customer acceptance of the Company's merchandise mix and retail locations, weather, risks associated with foreign global sourcing, including political instability and changes in import regulations, the effects of currency fluctuations, economic conditions worldwide, and the ability of the Company to execute its business plans effectively. Any changes in such assumptions or factors could produce significantly different results. The Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future events, or otherwise.

                                     PART I

ITEM 1.    BUSINESS

OVERVIEW

         Frank's operates the nation's largest chain of lawn and garden specialty retail stores (as measured by sales). Frank's also is a retailer of Christmas trim-a-tree merchandise, artificial flowers and arrangements, garden decor and home decorative products. The Company operates 170 retail stores in 14 states, primarily in the eastern, middle-Atlantic and midwestern regions of the United States, under the name Frank's Nursery & Crafts.

         Frank's was incorporated under the laws of the State of Delaware in April 2002 and is the successor of Frank's Nursery & Crafts, Inc., a Michigan corporation which was incorporated in 1957. The Company operates entirely in one industry segment, the lawn and garden retail industry, as defined below. The Company's principal executive offices are located at 580 Kirts Boulevard, Suite 300, Troy, Michigan 48084, and its telephone number is (248) 712-7000.

         FNC Holdings, Inc. (formerly known as General Host Corporation) acquired the Company in 1983 with the objective of developing the first national chain of lawn and garden stores. At the time of the acquisition, Frank's had 95 stores, located principally in the midwestern United States. In December 1997, FNC Holdings was acquired by The Cypress Group LLC, and a new senior management team was put in place with the strategic objective of positioning Frank's as the leading specialty retailer in the lawn and garden arena. Since 1997, management repositioned the Company's merchandising strategy and concentrated on three major sectors: lawn and garden, floral and home decor and Christmas trim-a-tree. Merchandising lines such as pet foods and general and juvenile crafts, among others, which had been a part of Frank's range prior to the acquisition, were completely phased out. By the end of 2000, Frank's operated a total of 218 stores.

         During the first half of 2000, weather patterns negatively impacted lawn and garden product sales across the Company's principal markets. During the third quarter of 2000, the Company decided to close 44 under-performing stores, liquidate their inventories, and sell all 33 of the 44 closed stores that were owned by the Company. One additional store was closed in 2000 upon the expiration of the related lease. Later in 2000, it became apparent that the Company's trim-a-tree holiday season sales were below expectations, which was consistent with the general softness in sales at retailers during this period.

         In early 2001, notwithstanding excess borrowing availability under the Company's credit facilities, the Company was unable to draw down sufficient funding to meet its working capital needs because its lenders asserted that various conditions to borrowing had not been met. Also, in the relatively short period since access to its credit facilities had been curtailed, the Company was not able to secure additional funding to meet those working capital needs. Ultimately, the Company determined the most appropriate method to obtain such financing and achieve its restructuring objectives was through bankruptcy proceedings, and in February 2001, Frank's Nursery & Crafts, Inc. and FNC Holdings, Inc. (collectively, the "Debtors") filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in U.S. Bankruptcy Court which were jointly administered.

         Following the bankruptcy filing, management undertook numerous actions to improve the Company's operations, including the closing of under-performing stores, the sale of real property and the reduction in the Company's overhead expenses. On May 20, 2002, the plan of reorganization became effective, and the Debtors emerged from the bankruptcy proceedings. As a result of the plan of reorganization, the following actions occurred as of May 20, 2002:

         - all of the issued and outstanding common stock of the Debtors was cancelled;

         - Frank's Nursery & Crafts, Inc. merged with and into FNC Holdings, Inc., and then changed its name to Frank's Nursery & Crafts, Inc., which was reincorporated in Delaware;

         - certain indebtedness of the Debtors was cancelled in exchange for cash and/or common stock, par value $.001 per share, of the Company;

         - executory contracts or unexpired leases to which any Debtor was a party were assumed or rejected;

         - members of the boards of directors and officers of the Company were elected or appointed and began serving their respective terms; and

         - the overall corporate structure was simplified through the dissolution or merger with Frank's Nursery & Crafts, Inc. of all of the subsidiaries of the Debtors.

In addition, the Debtors' mortgage lenders determined, and the bankruptcy court found, that there was sufficient security to support the Company's refinanced mortgages.

         On May 20, 2002, 50,000,000 shares of the Company's common stock ("Common Stock") were authorized and (a) 20,000,000 shares of the Company's common stock were reserved for distribution in respect of claims against the Debtors, (b) 913,044 shares of the Company's common stock were reserved for issuance of warrants to purchase shares of common stock at an exercise price of $1.38 for the old equity holders of FNC Holdings, Inc., (c) 3,652,174 shares of the Company's common stock were reserved for a new stock option plan, which was implemented in accordance with the plan of reorganization and (d) 5,869,565 shares of the Company's common stock were reserved for the conversion rights of Kimco Realty Services Inc., an affiliate of Kimco Realty Corporation, as part of the exit financing.

         In addition, on May 20, 2002, Frank's entered into a three-year $50 million secured revolving credit facility, that includes $25 million for letters of credit, with Congress Financial Corporation as agent for a syndicate of lenders and a $30 million term and revolving loan with Kimco Capital Corp. The Company's debtor-in-possession credit facility expired by its terms on May 20, 2002, and a portion of the proceeds from the Company's term loan with Kimco Capital Corp. was utilized to retire outstanding borrowings of $13.6 million under the debtor-in-possession credit facility on May 20, 2002.

         An initial distribution of cash and shares of the Company's common stock was made to creditors on September 12, 2002, and subsequent distributions were made on September 30, 2002, December 19, 2002 and March 17, 2003. A number of claims against the Company remain in the process of being resolved, and additional cash and shares will be issued to creditors upon resolution of such claims. Pursuant to the plan of reorganization, a total of 20,000,000 shares of the Company's common stock will be distributed to the Company's former creditors. A total of 13,691,197 shares have been distributed to date to creditors whose claims have been resolved. The remaining 6,308,803 shares will be distributed to creditors whose claims are yet to be resolved if such claims are allowed or, once such claims are resolved, if some of such claims are disallowed, any remaining shares will be distributed to creditors who have already been issued shares, as all of the 20,000,000 shares of the Company's common stock are to be distributed to holders of allowed claims. As of April 25, 2003, 418 claims remaining outstanding against the Company, for an aggregate amount of $20.6 million.

THE LAWN AND GARDEN INDUSTRY

         The overall retail market for lawn and garden products, defined to include green goods for both outdoor and indoor usage, fertilizers, gardening accessories, lawn and patio furniture, Christmas trim-a-tree merchandise and snow removal, power equipment, barbecues and watering accessories, was estimated at $94.9 billion in 2002 and grew 7.3% from an estimated $88.4 billion in 2001, according to Nursery Retailer magazine. During the period from 1992 through 2002, the lawn and garden industry grew from $53.6 billion to $94.9 billion, according to Nursery Retailer magazine. Among other factors, the Company believes that the principal reasons for this sustained growth were the popularity of gardening as a leisure activity, new home construction and favorable demographic trends such as the aging of the baby-boomer population.

         The lawn and garden market is highly seasonal, with the spring season accounting for the majority of annual product sales. The market for green goods is generally non-branded and highly differentiated by both specimen and quality, while the market for hard goods, fertilizers and chemicals is composed of both national and private label brands. At the retail level, the lawn and garden market is highly fragmented and consists of national and regional chains of specialty retailers, mass merchants and home centers, as well as thousands of local, independent garden centers and nurseries. With the exception of the garden center and nursery segment, few retailers operate their lawn and garden centers on a year round basis or as full line lawn and garden retailers. The Company believes that the primary competitive factors in lawn and garden retailing include breadth of product assortment, product quality, price and knowledgeable service. The Company believes that it competes effectively in these areas, as well as others, and that its competence in the retailing of lawn and garden products will enable it to gain market share in the future by increased penetration of its existing markets.

COMPANY STRATEGY

         As part of the emergence from bankruptcy, the Company is instituting new merchandising and marketing strategies to position itself as a convenience nursery, home decor and seasonal retailer. The Company continues to focus on improvements in store and product presentation, merchandise mix and overall operations. Ongoing cost reductions, inventory management efforts and vendor quality programs will continue to be a high priority for the Company and will be critical to its success. In addition, the Company intends to experiment with new product offerings that will complement its core businesses and increase sales during the Company's slower selling periods (mid-July to October and January till late March).

         The Company's merchandising efforts are focused on maintaining an appropriate in-stock position for high sales volume items and maximizing inventory turns by decreasing the time required to replenish inventory levels. The Company is implementing new management reporting tools to aid in this effort. In addition, the Company plans to enhance store signage and "curb appeal".

         The Company utilizes extensive marketing and advertising efforts to communicate with its customers. The Company's marketing efforts are intended to build customer traffic at its stores and extend the peak selling seasons of its core businesses by implementing multi-media advertising, including radio ads, aggressive pricing to match competitors on similar items, and promotional events and discount programs.

         The Company's core strategy centers on the lawn and garden market, where the Company intends to enhance its leadership position within the specialty retailing segment of that market. The Company's objective is to provide gardening enthusiasts and home owners with the broadest assortment of quality plants, growing products, specialty tools and gardening accessories at competitive prices backed by knowledgeable service. During the 2003 spring selling season, the Company intends to offer additional lawn and garden products such as gas grills, propane exchange, solar lighting, pools and accessories, patio furniture and swing sets. The Company is also fine tuning its live goods pricing strategies and quality levels to compete against local nurseries and discount and home improvement chains. In the live goods area, the Company deals with a number of different vendors for the same product in different areas of the country. As a result, the quality of the Company's live product varies from location to location. In order to be able to provide live product of consistently high quality, the Company has instituted a quality assurance program with its vendors.

         The Company's home decor product line focuses on frames and framed art, wicker, accent furniture, silk greenery and scented product. The Company's pricing strategy focuses both on high and low price points, and the Company promotes its home decor products in conjunction with other products to increase multiple sales.

         The Company's Christmas trim-a-tree selection is aimed at providing its customers with the broadest assortment of quality artificial trees, wreaths, tree decorations, lights and holiday decor and serving as a one-stop shopping destination for these holiday-related purchases. Frank's plans to broaden its product selection in this area.

PRODUCT CATEGORIES

         The principal products sold at the Company's retail stores are as follows:

                                      Percentage of Total Sales
Product Line                     2002            2001           2000       Description
------------                     ----            ----           ----       -----------
Lawn and garden                   68%            70%             67%       Annual and perennial flowering plants
                                                                           (including poinsettias), trees (including
                                                                           live Christmas trees), shrubs, mulches,
                                                                           fertilizers, roses, potted plants, seeds
                                                                           and bulbs, plant accessories, hoses and
                                                                           garden tools and equipment, bird houses,
                                                                           feeders, seed and accessories

Floral and Home Decor             18              17             19        Dried, silk and acrylic flowers,
                                                                           arrangements, candles, picture frames,
                                                                           frame art, garden decor items and
                                                                           decorative home accessories; also
                                                                           includes craft items which have been
                                                                           discontinued

Christmas                         14              13             14        Artificial Christmas trees, indoor and
                                  --              --             --        outdoor lights, decorations and trimmings
                                 100%            100%           100%
                                 ====            ====           ====

         LAWN AND GARDEN. The Company offers customers one of the widest selections of live plants in the industry. The Company believes that its reputation for a broad selection and high quality of live goods is the principal reason that draws customers to its stores. This strength allows the Company to offer a wide assortment of other lawn and garden products, including fertilizers, mulches, garden tools, planting accessories, decorative planters and other related merchandise. In addition, the Company markets its own line of private label lawn and garden products.

         Lawn and garden sales are highest in the spring, with the largest impact being in the first fiscal quarter and the early part of the second fiscal quarter, then declining during middle and late summer. There is an early fall sales season in these products which is less significant than the spring sales season. In the winter months, sales of lawn and garden products are minimal and limited essentially to live Christmas trees, poinsettias and indoor plants.

         FLORAL AND HOME DECOR. The Company's floral and home decor products include a varied assortment of dried, silk and acrylic flowers for the do-it-yourself decorator, as well as complete floral arrangements. The Company also offers a broad assortment of decorative candles, picture frames, framed art and accent pieces for the home or patio. The Company intends to enhance the quality of products selected for this category and expand the fast growing garden decor area. The Company also intends to support this product category with advertising in order to make consumers aware of Frank's improved product selection and presentation.

         Floral and home decor sales are steady throughout the year and are stimulated by early spring, fall and late winter promotions. During the winter months (outside of the Christmas season), this category constitutes a large portion of the Company's sales.

         CHRISTMAS. During the Christmas holiday season, the Company's second most important selling season after spring, the Company transforms substantial portions of its stores into Christmas trim-a-tree layouts and offers a broad selection of seasonal merchandise and Christmas decoration for the holiday season. The Company provides a large selection of artificial trees, indoor and outdoor lights, wreaths and holiday plants, as well as a wide array of trim-a-tree items. Christmas merchandise is sold almost entirely in November and December.

SEASONALITY

         The Company's business is highly seasonal and very susceptible to the impact of weather conditions which may affect consumer purchasing patterns. Unusually wet or cold weather reduces consumer purchases during the spring selling season. In 2002, 46% of the Company's sales occurred during the spring selling season (late March to mid-June) and 22% occurred during the Christmas season (November to late December). Normally, spring is the most profitable season, and Christmas is the next most profitable season. Operating losses usually are experienced during the other periods of the year. The Company's slowest selling seasons are typically the period from January until the start of the spring selling season and from mid-July to October.

         Like most seasonal retailers, the Company significantly increases inventory levels leading up to its two peak selling seasons. In the months leading up to those seasons, the Company orders product for delivery prior to and during the selling seasons. Frank's negotiates payment terms with suppliers on a case-by-case basis. Historically, the majority of payments are made during or shortly after the selling season, and a small percentage is paid prior to the selling season.

         Working capital for pre-seasonal inventory buildup comes from the Company's two revolving credit facilities and/or cash generated by operations. The Company's revolving credit facility with Congress Financial Corporation is asset-based and allows for borrowing at a percentage of inventories on hand, net of amounts reserved under the credit agreement. The amounts reserved are based on a number of variables, including inventory levels, merchandise purchases and sales levels, and the types of reserves include inventory shrinkage, letters of credit outstanding, sales taxes and other liabilities of the Company. The total amount of these reserves varies by season but typically ranges from 15% to 35% of the cost of eligible inventory. The Company's revolving credit facility with Kimco Capital Corp. is secured by real estate and a second lien on the Company's inventory. Availability under the facility does not fluctuate from month to month as it is not tied to a borrowing base. Hence, the Company uses the Kimco revolver to fund most of its pre-seasonal inventory buildup, and it uses the Congress facility when inventory levels rise.

VENDORS

         Substantially all of the plants and products the Company sells are purchased from approximately 800 outside vendors. Alternative sources of supply are generally available for each of the products sold by the Company.

STORES

         The Company currently operates 170 stores in 14 states, primarily in the eastern, middle-Atlantic and midwestern regions of the United States. The Company's stores are generally located on three-acre sites. A typical store includes 18,500 square feet of indoor space (16,000 square feet of sales area and 2,500 square feet of storage area), 17,000 square feet of outdoor selling area and ample onsite parking. The stores are designed in a "supermarket" format familiar to customers, and shopping is done with carts in wide aisles with attractive displays. Traffic design is intended to enhance the opportunity for impulse purchases. Most stores are free-standing and located adjacent to or near shopping centers, while some stores are part of strip shopping centers.

         The real estate cost of opening new stores varies by location and is dependent upon the method of financing. Such financing methods include build-to-suit leases, conversion of existing buildings and land purchases with construction funded by the Company. These costs range from approximately $500,000 per store for build-to-suit leases to a range of $3.0 to $3.5 million, including the purchase of land, per store for stores owned by the Company. New stores are financed via build-to-suit operating leases whenever possible. The Company does not anticipate opening any new stores in 2003.

         The following table sets forth the number of stores opened and closed during the periods indicated.

                                                       Fiscal Year
                                                       -----------
                                           2002      2001      2000      1999
                                           ----      ----      ----      ----
Stores open at beginning of period          170       218       257       252
Stores opened during period                   0         1         6         6
Stores closed during period                   0         3        45         1
Stores closed as a result of bankruptcy       0        46         0         0
                                           ----      ----      ----      ----
Stores open at the end of the period        170       170       218       257
                                           ====      ====      ====      ====

STORE OPERATIONS

         The Company's stores are normally open 84 hours per week during the spring and Christmas season, with the average store opening at 8 a.m. and closing at 9 p.m. During other times of the year, the average store is open from 10:00 a.m. until 8:00 p.m.

         The average store has approximately 15 to 20 part and full-time employees, including a store manager, an assistant manager and up to four department specialists responsible for the various product lines. During seasonal peak selling periods, the permanent store staff is generally supplemented with temporary employees.

EMPLOYEES

         At April 6, 2003, the Company's employee base was approximately 3,600 including seasonal employees. The Company's entire employee base is non-union, and management considers its employee relations to be good.

DISTRIBUTION

         The Company operates distribution centers in Harrisburg, Pennsylvania and Howe, Indiana. These centers delivered approximately 55% of all merchandise to the Company's stores in 2002, primarily using contract carriers. The balance of the products were delivered directly to stores by vendors.


ITEM 2.      PROPERTIES

         The Company's corporate headquarters are located in a 48,500 square foot office space leased by the Company in Troy, Michigan. The lease expires in March 2007, and the Company has two five-year options to extend the term of the lease.

         The Company currently leases a 292,300 square foot distribution facility in Harrisburg, Pennsylvania and a 346,515 square foot distribution facility in Howe, Indiana. The lease on the Harrisburg facility expires in March 2004 with three one-year renewal options, and the lease on the Howe facility expires in June 2010 with one five-year renewal option.

         The Company operates 170 stores, 108 of which are leased and 62 of which are owned. The stores are located in 14 states, as follows:

                      State                              Number of Stores
                      -----                              ----------------
                      Michigan...................................33
                      Illinois...................................27
                      Pennsylvania...............................16
                      Ohio.......................................15
                      New York...................................15
                      Minnesota..................................13
                      New Jersey.................................13
                      Indiana....................................11
                      Maryland...................................10
                      Connecticut.................................7
                      Virginia....................................3
                      Missouri....................................3
                      Florida.....................................2
                      Kentucky....................................2
                                                                  -
                      Total.....................................170
                                                                ===

         Of the 62 properties owned by the Company, 22 are mortgaged pursuant to mortgage notes having an aggregate balance of $22.6 million at January 26, 2003. See note 7 to the audited financial statements included herein. The Company's interest in the remaining owned properties and all of the leased properties is pledged as collateral for the Company's credit facility with Kimco Capital Corp., as described under "Item 7. Financial Information - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Term Loan and Revolving Credit Facility with Kimco Capital Corp."

ITEM 3.  LEGAL PROCEEDINGS

         See Item 1 for information regarding the proceedings under Chapter 11 of the U.S. Bankruptcy Code relating to the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 12, 2002, the Company's 2002 Stock Option Plan was approved by written consent of the holders of 7,636,244 shares of the Company's common stock, which represented 69.7% of the then-outstanding shares of the Company's common stock.

         As of March 24, 2003, an amendment to the Company's 2002 Stock Option Plan was approved by written consent of the holders of 7,946,899 shares of the Company's common stock, which represented 57.9% of the then-outstanding shares of the Company's common stock.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         While the Company's stock is currently being quoted on the Over-the-Counter Bulletin Board under the symbol "FNCN", trading is sporadic and there is no established public trading market for the Company's common stock. The following table sets forth the high and low bid prices of the common stock for the periods indicated, as reported on the Over-the-Counter Bulletin Board beginning on September 9, 2002, the first day when shares of the Company's common stock were quoted, through January 26, 2003. These quotations represent prices between dealers and do not include retail mark-ups, mark-downs or other fees or commissions and may not represent actual transactions.

                                                        BID PRICES
                                                        ----------
FISCAL QUARTER                                     HIGH             LOW
--------------                                     ----             ---
Third Fiscal Quarter - 2002
 (September 9 through November 3, 2002)            $2.95            $0.50
Fourth Fiscal Quarter - 2002
(November 4, 2002 through January 26, 2003)        $1.45            $1.15

         As of April 25, 2003, 13,883,167 shares of the Company's common stock are subject to outstanding options or warrants to purchase shares of common stock. All of the issued and outstanding shares of the Company's common stock were acquired in connection with the Company's plan of reorganization in exchange for claims (i.e. debt) that creditors had against Frank's Nursery & Crafts, Inc. or FNC Holdings, Inc., and therefore, could be sold pursuant to, and subject to the requirements of, Rule 144 under the Securities Act, so long as one year has elapsed from the date of acquisition of the original claim against the Debtors. As of April 25, 2003, 6,213,008 shares of the Company's common stock (and 11,782,609 shares subject to issuance upon exercise of outstanding warrants) are held by stockholders who have the right to require the Company to register their shares pursuant to the terms of an Investor Rights Agreement dated as of May 20, 2002. See "Certain Relationships and Related Transactions - Investor Rights Agreement."

HOLDERS

         As of April 25, 2003, 13,691,197 shares of the Company's common stock were outstanding and held by approximately 300 holders of record.

DIVIDENDS

         The Company has not declared or paid any cash dividends on its common stock and does not expect to pay cash dividends in the foreseeable future. The Company anticipates that, for the foreseeable future, the Company's earnings will be reinvested in the business and used to service indebtedness. The declaration and payment of dividends by the Company are subject to the discretion of the Company's Board of Directors. Absent waiver by the required lenders, so long as any advance or obligation of the Company under its credit facility with Congress Financial Corporation remains unpaid, the Company cannot declare or pay any dividends.

RECENT SALES OF UNREGISTERED SECURITIES

         On May 20, 2002, under the plan of reorganization, the Company issued warrants to acquire an aggregate of 913,044 shares of the Company's common stock to the Company's former stockholders in exchange for such stockholders' equity interests in FNC Holdings, Inc. The warrants may be exercised in whole or in part at any time until May 20, 2006 at a price of $1.38 per share. In the event that the Company issues any shares of its common stock or securities convertible into such shares at below fair market value, the exercise price of the warrants will be adjusted in order to prevent dilution of the warrants by multiplying the exercise price by a fraction, the numerator of which is the sum of (a) the number of shares of common stock outstanding prior to such issuance, multiplied by the fair market value per share of the common stock, plus (b) the consideration, if any, received by the Company for such issuance, and the denominator of which is the fair market value per share of the common stock multiplied by the number of shares of common stock outstanding immediately after such issuance. In connection with such adjustment to the exercise price, the number of shares issuable upon exercise of the warrants will also be adjusted to equal the result of multiplying the number of shares issuable upon exercise of the warrant prior to such adjustment by the exercise price per share prior to such adjustment, divided by the exercise price per share after such adjustment.

         On September 12, 2002, under the plan, the Company issued an aggregate of 10,962,759 shares of its common stock to former creditors in exchange for the claims that such creditors had against the Company, including 894,615 shares of its common stock to Kimco Realty Services, Inc. with regard to claims purchased by it from the Company's former creditors. On September 30, 2002, under the plan, the Company issued an aggregate of 919,247 shares of its common stock to Kimco Realty Services, Inc. with regard to claims purchased by it from the Company's former creditors with regard to their claims against the Company. On December 19, 2002, under the plan, the Company issued an aggregate of 1,485,557 shares of its common stock to former creditors in exchange for the claims that such creditors had against the Company. On March 17, 2003, under the plan, the Company issued an aggregate of 382,092 shares of its common stock to former creditors in exchange for the claims that such creditors had against the Company.

         The Company believes the offer and sale of the common stock and warrants under the plan of reorganization satisfies the requirements under
Section 1145(a)(1) of the U.S. Bankruptcy Code and, therefore, are exempt from registration under the Securities Act and state securities laws.

         On May 20, 2002, the Company issued warrants to acquire an aggregate of 5,869,565 shares of the Company's common stock to certain of the Company's lenders and their affiliates. These warrants may be exercised in whole or in part at any time until the later of May 20, 2005 or the repayment or termination of the related credit facility. The warrants can be exercised at a price of $1.15 per share, subject to certain adjustments in the event that the Company issues any shares of its common stock or securities convertible into such shares at below fair market value. See "Certain Relationships and Related Transactions
- Kimco/Third Avenue Credit Facility." These warrants were offered only to the lenders under the related credit facility and were granted in reliance on the exemption from registration contained in Section 4(2) of the Securities Act as the warrant grants did not involve a public offering.

         On September 12, 2002, the Company granted options to purchase an aggregate of 2,476,117 shares of the Company's common stock to executive officers and outside directors of the Company pursuant to the Company's 2002 Stock Option Plan. The options have an exercise price of $1.15 per share and were granted in two groupings. The first group of options which were granted to Steven Fishman for an aggregate of 1,826,117 shares, 50% vested on September 12, 2002 and the remaining 50% on May 20, 2003. Due to recent management changes, the options that vested on September 12, 2002 are exercisable through July 29, 2003, and the remaining 50% will not vest, due to the terms of the Resignation and Release between the Company and Mr. Fishman. The second group of options for an aggregate of 650,000 shares vests in three equal annual installments beginning on May 20, 2003, and expires on September 12, 2012. See "Certain Relationships and Related Transactions - Stock Option Grants." These options were offered only to the Company's executive officers and directors in consideration of their services to the Company and were granted in reliance on the exemption from registration contained in Section 4(2) of the Securities Act as the option grants did not involve a public offering.

         On December 5, 2002, the Company granted an option to purchase 25,000 shares of its common stock at a price of $1.65 per share to Mr. Joseph Nusim, one of the Company's directors, pursuant to, and in consideration for, a consulting arrangement with Mr. Nusim. This option is exercisable from the date of grant through December 5, 2012. This option was offered only to Mr. Nusim and was granted in reliance on the exemption from registration contained in Section 4(2) of the Securities Act as the grant did not involve a public offering.

         On January 23, 2003, the Company issued warrants to acquire an aggregate of 5,000,000 shares of the Company's common stock to Kimco Realty Services, Inc., an affiliate of Kimco Capital Corp., in connection with, and in consideration for, an amendment to the Company's credit facility with Kimco Capital Corp that provided for an increase in the amount of revolving loans available under the credit facility from $10 million to $20 million. These warrants may be exercised in whole or in part at any time until the later of May 20, 2005 or the repayment or termination of the related credit facility. The warrants can be exercised at a price of $2.00 per share, subject to certain adjustments in the event that the Company issues any shares of its common stock or securities convertible into such shares at below fair market value. See "Certain Relationships and Related Transactions - Kimco/Third Avenue Credit Facility." These warrants were offered for grant only to the parties participating in the additional credit granted pursuant to the amendment and were granted in reliance on the exemption from registration contained in Section 4(2) of the Securities Act as the grant did not involve a public offering.

         On January 29, 2003, the Company granted an option to purchase 100,000 shares of its common stock at a price of $1.19 per share to an employee of the Company pursuant to the Company's 2002 Stock Option Plan in consideration of such employee's services to the Company. These options were only offered to such employee and were granted in reliance on the exemption from registration contained in Section 4(2) of the Securities Act as the grant did not involve a public offering.

         On February 11, 2003, the Company granted options to purchase an aggregate of 419,500 shares of its common stock at a price of $1.10 per share to employees of the Company pursuant to the Company's 2002 Stock Option Plan in consideration of such employees' services to the Company. The options were offered only to such employees and were granted in reliance on the exemption from registration contained in Section 4(2) of the Securities Act as the grants did not involve a public offering.

         On April 1, 2003, the Company granted options to purchase an aggregate of 1,000,000 shares of its common stock at a price of $0.80 per share, to Mr. Bruce Dale, the Company's Chief Executive Officer, pursuant to the Company's 2002 Stock Option Plan, as amended, in consideration of his services to the Company. The option was offered only to such employee and were granted in reliance on the exemption from registration contained in Section 4(2) of the Securities Act as the grant did not involve a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

         The following sets forth selected financial data for the periods indicated. The selected financial data should be read in conjunction with the Company's audited financial statements included herein. All dollar amounts are stated in thousands.

         The Company's plan of reorganization was confirmed by the bankruptcy court on May 7, 2002 and was consummated on May 20, 2002. With the change in ownership resulting from the plan of reorganization, the Company has adopted fresh-start reporting in accordance with the recommended accounting principles for entities emerging from Chapter 11 bankruptcy set forth in the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). The adjustments to reflect the consummation of the plan of reorganization, including the gain on discharge of pre-petition liabilities and the adjustments to record assets and liabilities at their fair values, have been reflected in the accompanying financial data for the sixteen weeks ended May 19, 2002. For financial reporting purposes, references to "Predecessor" refer to the Company's predecessors on and prior to May 20, 2002, and references to "Successor" refer to the Company on and after May 20, 2002, after giving effect to the implementation of fresh start reporting. Accordingly, the financial data for the sixteen weeks ended May 19, 2002 (Predecessor) and the thirty-six weeks ended January 26, 2003 (Successor) are not prepared on a basis comparable to the prior periods presented.

                              Thirty-Six
                             Weeks Ended      Sixteen                          Fiscal Years
                             January 26,    Weeks Ended   -------------------------------------------------------
                                 2003      May 19, 2002        2001          2000          1999          1998
                             (Successor)   (Predecessor)  (Predecessor) (Predecessor) (Predecessor)  (Predecessor)
                             -----------   -------------  ------------- ------------- -------------  -------------
Net Sales                        $204,156       $110,992      $371,417      $436,947      $487,332       $512,101
Restructuring and other
   related charges                  1,127         21,839        40,887       127,047             0              0
Net income (loss)                (17,631)        158,281      (91,996)     (168,290)       (9,296)          2,374
Balance Sheet Data:
Total assets                      107,481        187,081       165,313       286,021       449,633        433,263
Total debt, including
   current portion                 57,988        155,084       166,832       214,310       233,416        194,695

Shareholder's equity
   (deficiency in assets)           9,846      (123,553)      (97,995)       (5,939)       147,826        151,063




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FRESH START REPORTING AND FACTORS AFFECTING COMPARABILITY OF FINANCIAL
INFORMATION

         The Company emerged from Chapter 11 bankruptcy proceedings on May 20, 2002, which for financial reporting purposes, the Company deemed the effective date of the plan of reorganization. Fresh start reporting has been implemented as of May 20, 2002, and accordingly, at such date all assets and liabilities were restated to reflect their respective fair values. See note 1 to the audited financial statements included herein for a discussion of the fresh start adjustments. For financial reporting purposes, references to "Predecessor" refer to the Company's predecessors on and prior to May 20, 2002, and references to "Successor" refer to the Company on and after May 20, 2002, after giving effect to the implementation of fresh start reporting. Successor financial statements are not comparable to Predecessor financial statements. However, for discussion of results of operations, the thirty-six weeks ended January 26, 2003 (Successor) has been combined with the sixteen weeks ended May 19, 2002 (Predecessor) and compared with the fiscal year ended January 27, 2002 (Predecessor).

RESULTS OF OPERATIONS

2002 COMPARED TO 2001

     The following table shows the combined 2002 periods in comparison to the corresponding 2001 period (dollars in thousands):



                                                Thirty-six                          Fifty-two       Fifty-two
                                                Weeks Ended     Sixteen Weeks      Weeks Ended     Weeks Ended
                                                January 26,     Ended May 19,      January 26,     January 27,
                                                   2003              2002             2003            2002
                                                (Successor)     (Predecessor)      (Combined)     (Predecessor)
                                                 ---------       -----------       ---------       -----------
Net sales                                        $ 204,156        $ 110,992        $ 315,148        $ 371,417

Operating costs and expenses:
   Cost of sales, including buying and
     occupancy                                     153,953           80,756          234,709          297,850
   Selling general and administrative               61,873           31,490           93,363          109,404
   Restructuring and other related charges           1,127           21,839           22,966           40,887
   Early extinguishment of debt                                                                         4,230
   Amortization of goodwill                                                                             1,631
   Other income                                       (200)            (118)            (318)          (1,221)
     Total operating costs and expenses            216,753          133,967          350,720          452,781
Loss from operations                               (12,597)         (22,975)         (35,572)         (81,364)
Interest expense                                     5,034            2,583            7,617           10,632
Reorganization income                                               183,839          183,839

                                                 ---------        ---------        ---------        ---------
Net income (loss)                                $ (17,631)       $ 158,281        $ 140,650        $ (91,996)
                                                 =========        =========        =========        =========


         NET SALES. Net sales were $315.1 million for 2002, a decrease of $56.3 million or 15.2% compared with 2001 net sales of $371.4 million for 2001. Comparative store sales (stores open for the full time for the periods presented) decreased 5.3% for 2002. Factors contributing to the net sales decrease resulted from unfavorable weather patterns in virtually all markets where the Company operates which negatively impacted the lawn and garden sales for the first quarter of 2002 and a general weakness in economic conditions during 2002. In addition net sales for 2001 included sales related to the store closure programs of $35.8 million.

         COST OF SALES, INCLUDING BUYING AND OCCUPANCY. Cost of sales were $234.7 million for 2002 compared with $297.9 million for 2001. As a result of the reorganization efforts of the Company during bankruptcy, a charge of $8.1 million for a lower of cost or market reserve for inventory was recorded in 2001 (an "inventory clearance reserve"). The categories of inventory included specific classes within the floral, home decor, Christmas Trim-a-Tree and basic craft (such as paints yarn, and stitchery) product lines that would no longer be purchased or that were determined to be obsolete for the business upon emergence. In 2002 the Company adjusted its inventory valuation reserve resulting in a $2 million lower of cost or market charge in accordance with its accounting policy. Cost of sales, as a percentage of net sales, was 74.5% in

 2002 compared with 80.2% in 2001. Excluding cost of sales for the stores that were part of the store closing programs in 2001, cost of sales for 2002 would have been 73.6% of net sales compared with 74.3% for 2001. The 2002 merchandise profit margin (defined as net sales less cost of sales, excluding buying and occupancy costs) declined due to the 2002 competitive Christmas trim-a-tree discounts. In addition sales of inventory clearance merchandise (categories described above) produced a lower margin in 2002 (net of items sold below cost) compared to the prior year when the items sold at full or slightly discounted retail prior to the start of the program in the fourth quarter. Also included in 2001 were costs of $4.1 million for the loss on inventory liquidated under the store closure programs and the $8.1 million inventory clearance reserve.

         SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses for 2002 were $93.4 million compared with $109.4 million for 2001. This decline was due primarily to lower store expenses resulting from the lower store base and lower corporate expenses. As a percentage of net sales, SG&A expenses were 29.6% for 2002 compared with 29.5% for 2001. Excluding expenses for the stores that were part of the store closing programs in 2001, SG&A expenses for 2001, as a percentage of net sales, would have been 31.0%.

         RESTRUCTURING AND OTHER RELATED CHARGES. The charge for 2002 was $23 million compared with $40.9 million for 2001. The charge for 2002 included the following: $15.5 million for costs of lease rejections; $2 million for additional pre-petition claim payments; $2.8 million for professional fees; $1.8 million for severance and employee retention plans approved by the bankruptcy court while under Chapter 11 bankruptcy; $1.1 million for costs of mortgage debt; and miscellaneous expenses of $0.8 million offset by a $1 million adjustment to the net selling price of the properties classified as assets to be disposed of that were sold during 2002. The $15.5 million liability for the costs of rejected store leases represented an estimate of the maximum claim allowed under bankruptcy law. In accordance with the plan of reorganization, these claims were treated as general unsecured claims and resulted in a cancellation of debt and recognized as a reorganization item. The $1.1 million liability for costs of mortgage debt represented an estimate to properly state the pre-petition long-term debt in accordance with the plan of reorganization. The charge for 2001 includes $14.4 million for the write-down of goodwill and $15.2 million for the write-down of fixed assets as a result of the bankruptcy and asset impairment analysis. Charges related to the store closings included $0.3 million for termination and severance payments for the store closure programs and $3.2 million for the write-off of the remaining assets, related goodwill, and capital lease debt related to the store closure programs, offset by $0.9 million of leasehold interest sales. Also included are professional fees of $4.6 million and $3.2 million for severance and employee retention plans and $0.9 million of miscellaneous.

         EARLY EXTINGUISHMENT OF DEBT. The early extinguishment of debt for 2001 primarily represented the write-off of debt issue costs in connection with the retirement of an outstanding credit facility with various banks and financial institutions utilizing proceeds from the debtor-in-possession credit facility at the petition date. The total debt retired and associated fees totaled $62.1 million, resulting in the early extinguishment of debt of $4.2 million primarily for the write-off of debt issue costs.

         OTHER INCOME. Other income, primarily related to gains from the sale of property and leases was $0.3 million for 2002 compared to $1.2 million for 2001. The decrease was due primarily to gains from the sale of property and leases that was $0.2 million for 2002 compared to $0.9 million for 2001.

         INTEREST EXPENSE. Interest expense for 2002 was $7.6 million compared with $10.6 million for 2001. Lower interest for 2002 related to the new exit financing arrangements and refinancing of existing mortgage debt.

         REORGANIZATION ITEMS. A gain of $183.8 million was recognized for 2002. The gain was due to the cancellation of pre-petition liabilities upon emergence ($184.9 million), the fresh start accounting adjustments ($0.3 million), offset by a loss from the extinguishment of debt ($1.4 million).

         INCOME TAXES. No income tax benefit was recognized for the net loss before reorganization items for 2002. Instead, the increase in net deferred tax assets as a result of the loss was offset by an equal increase in the valuation allowance. In addition, no income tax expense or benefit was recognized on the reorganization items. The items of income and expense included in the reorganization income are non-taxable and non-deductible, respectively.

2001 COMPARED TO 2000

         NET SALES. Sales were $371 million for 2001 compared to $437 million for 2000, a decrease of 15%. The decrease was due primarily to closing of stores in 2001. Sales for these closed stores were $35.8 million in 2001 and $99.7 million in 2000, a decrease of $63.9 million. Comparable store sales increased 0.3%. Sales for the 170 comparable store base (described below) increased 0.9%. Excluding the first eight weeks of the first quarter, which were negatively impacted by the Chapter 11 reorganization, net sales for the 170 comparable store base, increased 3%.

         The comparable store base results from the 2001 store closing programs, as discussed in note 3 of the audited financial statements included herein. In addition to the 46 stores closed under the 2001 store closing programs, the Company closed three additional stores as a result of lease expiration, bringing the operating store base to 170 stores.

         COST OF SALES INCLUDING BUYING AND OCCUPANCY. Cost of sales including buying and occupancy expenses were $297.9 million in 2001 compared to $317.1 million in 2000. The reduction of $19.2 million amounted to a 6% decrease. Cost of sales, as a percentage of net sales, increased by 7 % to 80% in 2001 compared to 73% in 2000. Included in the costs were $4.1 million in 2001 and $3.2 million in 2000 for the loss on inventory liquidated under the store closure programs as discussed in note 3 to the audited financial statements included herein. In addition, 2001 includes a charge of $8.1 million to write-down inventory designated as clearance product primarily in the floral, home decor, craft and Christmas trim-a-tree product lines to net realizable value. Merchandise profit margins (defined as net sales less cost of sales, excluding buying and occupancy costs), excluding charges for inventory liquidation losses and the inventory clearance reserve, declined by 5% due to increased promotional activity resulting from the competitive lawn and garden market as well as a very competitive Christmas season and the impact of inventory clearance activity. This decline includes 1% of margin loss related to the 22 stores liquidated by the Company. Buying and occupancy costs were $65 million in 2001 compared with $75.2 million in 2000, a decrease of 14% that was due principally to reduced occupancy costs from the 2001 store closing program.

         SELLING, GENERAL & ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses for 2001 were $109.4 million compared to $136.7 million in 2000. The decline of $27.3 million results from lower store expense due to the reduced store base and reduced advertising and corporate expenses. As a percentage of net sales, SG&A expenses decreased by 1% to 30% in 2001 compared to 31% in 2000.

         OPERATING LOSS. Operating loss (defined as net sales less cost of sales including buying and occupancy costs, and selling, general and administrative expenses) for 2001 was $35.8 million compared to $16.9 million in 2000. The increased operating loss was primarily the result of the liquidation of the stores under the 2001 store closing program and expenses incurred to complete the liquidation of the 2000 store closing programs in 2001 compared to the operating loss generated by these stores during 2000, as well as the loss on inventory liquidated under the 2001 store closing program. The operating loss, as a percentage of net sales, was 10% for 2001, an increase of 6% from 4% for 2000. Excluding the impact of the 2001 and 2000 store closing programs and the inventory reserves in 2001 and 2000, the operating loss for 2001 was $14.1 million compared with $11.8 million for 2000. The increase of $2.3 million was due to the lower merchandise margins as explained above.

         RESTRUCTURING AND OTHER RELATED CHARGES. The net charge was $40.9 million in 2001 compared with $127 million in 2000. The charge for 2001 resulting from the Chapter 11 reorganization, asset impairment analysis and store closures is as follows:


         Write-down of goodwill                            $14.4
         Write-down of fixed assets                         15.2
         Store closure program (see above)                   2.6
         Bankruptcy related costs                            8.7
                                                           -----
                  Total                                    $40.9
                                                           =====


         Bankruptcy related costs for 2001 include $4.6 million for professional fees, $3.2 million for severance and employee retention plans approved by the bankruptcy court under the Chapter 11 reorganization and $0.9 million for miscellaneous items.

         EARLY EXTINGUISHMENT OF DEBT. For 2001 consists primarily of the write-off of debt issue costs to retire the Company's outstanding obligations under a credit facility that existed at January 28, 2001. The total debt retired and associated fees paid under the debtor in possession credit facility was $62.1 million.

         OTHER INCOME. Other income for 2001 was $1.2 million compared to $1 million for 2000. Other income for both 2001 and 2000 related primarily to interest on cash equivalents and marketable securities and gains from the sale of property and leases.

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

         INCOME TAXES. For 2000 income taxes represent a benefit resulting from the realization of certain net operating losses for which a full valuation allowance had been previously established. The Company reduced its valuation allowance by $0.9 million based upon regulatory approval for certain tax matters and immediately realized the related deferred tax asset when the tax refund was received. As of January 27, 2002, the Company's remaining net deferred tax asset position is fully offset with a valuation allowance, due to the Company's historical operating results. Due to the previously unrecognized tax benefits, no income tax provision has been provided for in 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

REVOLVING CREDIT FACILITY WITH CONGRESS FINANCIAL CORPORATION

         The Company entered into a revolving credit facility with Congress Financial Corporation on May 20, 2002. The facility is a $50 million, secured revolving loan facility, which includes $25 million of availability for letters of credit. The availability of borrowings under this facility generally is based on a percentage of eligible inventory and certain other assets, subject to certain reserves. The amounts reserved are based on a number of variables, including inventory levels, merchandise purchases and sales levels, and the types of reserves include inventory shrinkage, letters of credit outstanding, sales taxes and other liabilities of the Company. The total amount of these reserves varies by season but typically ranges from 15% to 35% of the cost of eligible inventory. As of January 26, 2003, there were no amounts outstanding under the facility, and outstanding letters of credit aggregated $7.3 million. Availability as of January 26, 2003 was $9.4 million.

         The credit facility allows the Company the option of prime rate loans or Eurodollar loans. Depending upon the Company's excess availability, loans under the facility bear interest at either the prime rate plus 0.25% or 0.75% or a Eurodollar rate plus 2.75%, 3.25% or 3.5%. These rates were increased by an amendment to the credit facility on February 10, 2003 (as further described below), and prior to such amendment, the interest rates under the facility were either the prime rate plus 0.25% or 0.5% or a Eurodollar rate plus 2.75%, 3% or 3.25%. The facility has an initial term of three years and renews for successive one-year terms thereafter unless the lender or the Company elects to terminate the facility as of the end of the initial term or any renewal term. The facility includes an unused line fee of 0.25% per year, a servicing fee of $10,000 per calendar quarter, and an early termination fee in an amount equal to 2% of the amount of the maximum credit if the facility is terminated in whole during the first year, 1% if terminated during the second year, and 0.5% if terminated during the third year.

         The credit facility contains a number of covenants, which restrict, among other things, Frank's ability to incur additional debt, pay dividends or make other restricted payments, grant liens, make loans, advances, and investments, engage in transactions with affiliates, dispose of assets, prepay and refinance debt, and make certain changes in its business. For certain days during the third and fourth quarters of 2002, the Company was not in compliance with a covenant in the facility that required a minimum ratio of inventory to accounts payable. On December 17, 2002, Congress Financial retroactively waived the non-compliance with the inventory to accounts payable covenant which occurred during certain accounting periods during the 2002 third and fourth quarters. On January 26, 2003, the Company was not in compliance with the inventory to accounts payable covenant and a covenant in the facility which required a minimum level of EBITDA. The required inventory to accounts payable ratio for January 26, 2003 was 6.00, and the actual ratio as such date was 2.32. The required minimum level of EBITDA for the period from May 20, 2002 through January 26, 2003 was $(4.4) million, and the actual level for such period was $(7.3) million.

         As a result of obtaining more favorable vendor terms than originally anticipated and improved inventory management, the assumptions on which the financial projections were based in determining the inventory to accounts payable financial covenant for the facility had changed. On February 10, 2003, the Company and Congress Financial entered into an amendment to the facility which waived the non-compliance with the financial covenants which occurred during the last two accounting periods of fiscal year 2002, revised the measurement of minimum levels of inventory from a daily to a weekly basis, lowered the minimum quarterly EBITDA levels, revised the minimum ratio of inventory to accounts payable to be a ratio of accounts payable to inventory, and increased the interest rates for the facility as described above. The amended financial covenants are measured only if the Company's average excess availability under the credit facility over a four-week period falls below $9 million. In such event, the minimum EBITDA covenant is measured quarterly and the minimum accounts payable to inventory ratio covenant is measured for each accounting period, and the minimum levels required by each covenant varies from period to period as set forth in the tables below. Management believes that the amended covenants are less restrictive and provide the Company with more flexibility than the original covenants. The Company is currently in compliance with the amended financial covenants as of the date of this filing.

         The following table summarizes the minimum EBITDA levels required by the Congress Financial credit facility for each applicable period. As used in the table, "Accounting Period" refers to the 13 four-week calendar periods within the Company's fiscal year; provided, however, that the last Accounting Period in each fiscal year may consist of five weeks.



                                                               MINIMUM AMOUNT
               PERIOD                                             OF EBITDA
               ------                                             ----------
         The period of 13 Accounting Periods ending on the last  ($4,550,000)
         day of the fourth Accounting Period of the fiscal year
         of Company ending in 2004



                                                               MINIMUM AMOUNT
               PERIOD                                             OF EBITDA
               ------                                             ----------
         The period of 13 Accounting Periods ending on the last   ($5,620,000)
         day of the seventh Accounting Period of the fiscal year
         of Company ending in 2004

         The period of 13 Accounting Periods ending on the last   ($7,610,000)
         day of the tenth Accounting Period of the fiscal year
         of Company ending in 2004

         The period of 13 Accounting Periods ending on the last    $1,090,000
         day of the fiscal year of Company ending in 2004

         The period of 13 Accounting Periods ending on the last    $5,070,000
         day of the fourth Accounting Period of the fiscal year
         of Company ending in 2005

         The period of 13 Accounting Periods ending on the last    $7,800,000
         day of the seventh Accounting Period of the fiscal year
         of Company ending in 2005

         The period of 13 Accounting Periods ending on the last    $9,060,000
         day of the tenth Accounting Period of the fiscal year of
         Company ending in 2005

         The period of 13 Accounting Periods ending on the last   $11,800,000
         day of the fiscal year of Company ending in 2005

         The period of 13 Accounting Periods ending on the last   $11,800,000
         day of each fourth, seventh, tenth and thirteenth
         Accounting Period thereafter


         The following table summarizes the minimum accounts payable to inventory ratio required by the Congress Financial credit facility for each applicable period.


                                                                 MINIMUM
                                                            ACCOUNTS PAYABLE TO
               ACCOUNTING PERIOD                              INVENTORY RATIO
               -----------------                              ---------------
         The second Accounting Period of the fiscal year of        39.5%
         Company ending in 2004

         The third Accounting Period of the fiscal year of         43.9%
         Company ending in 2004

         The fourth Accounting Period of the fiscal year of        53.6%
         Company ending in 2004

         The fifth Accounting Period of the fiscal year of         46.8%
         Company ending in 2004

                                       22

                                                                 MINIMUM
                                                            ACCOUNTS PAYABLE TO
                          ACCOUNTING PERIOD                   INVENTORY RATIO
                          -----------------                   ---------------
         The sixth Accounting Period of the fiscal year of         35.8%
         Company ending in 2004

         The seventh Accounting Period of the fiscal year of       32.0%
         Company ending in 2004

         The eighth Accounting Period of the fiscal year of        39.8%
         Company ending in 2004

         The ninth Accounting Period of the fiscal year of         41.3%
         Company ending in 2004

         The tenth Accounting Period of the fiscal year of         36.1%
         Company ending in 2004

         The eleventh Accounting Period of the fiscal year of      36.0%
         Company ending in 2004

         The twelfth Accounting Period of the fiscal year of       35.3%
         Company ending in 2004

         The thirteenth Accounting Period of the fiscal year       30.1%
         of Company ending in 2004

         The first Accounting Period of the fiscal year of         43.9%
         Company ending in 2005

         The second Accounting Period of the fiscal year of        45.6%
         Company ending in 2005

         The third Accounting Period of the fiscal year of         48.8%
         Company ending in 2005

         The fourth Accounting Period of the fiscal year of        58.8%
         Company ending in 2005

         The fifth Accounting Period of the fiscal year of         54.9%
         Company ending in 2005

         The sixth Accounting Period of the fiscal year of         46.0%
         Company ending in 2005

         The seventh Accounting Period of the fiscal year of       42.8%
         Company ending in 2005

         The eighth Accounting Period of the fiscal year of        49.0%
         Company ending in 2005

         The ninth Accounting Period of the fiscal year of         49.5%
         Company ending in 2005




                                                                 MINIMUM
                                                            ACCOUNTS PAYABLE TO
                          ACCOUNTING PERIOD                   INVENTORY RATIO
                          -----------------                   ---------------

         The tenth Accounting Period of the fiscal year of         44.1%
         Company ending in 2005

         The eleventh Accounting Period of the fiscal year of      45.0%
         Company ending in 2005

         The twelfth Accounting Period of the fiscal year of       49.3%
         Company ending in 2005

         The thirteenth Accounting Period of the fiscal year of    43.5%
         Company ending in 2005

         The first Accounting Period of the fiscal year of         43.9%
         Company ending in 2006

         The second Accounting Period of the fiscal year of        45.6%
         Company ending in 2006 and each Accounting Period
         thereafter



TERM LOAN AND REVOLVING CREDIT FACILITY ARRANGED BY KIMCO CAPITAL CORP.

         On May 20, 2002, the Company also entered into a credit facility arranged by Kimco Capital Corp., providing for a $20 million term loan and $10 million of revolving loans. Frank's and Kimco Capital Corp. amended the facility on January 23, 2003, providing for an increase in the amount of revolving loans available under the credit facility to $20 million. The credit facility is secured by a first priority lien on certain of the Company's owned and leased real property and a second lien on the Company's inventory. These loans bear interest at 10.25% per year for an initial term of three years, with the option for the Company to renew the loans for up to an additional two years, provided that the Company is not then in default. A portion of the credit facility has been participated by Kimco Capital Corp. to Third Avenue Trust and/or its designees. On January 26, 2003 amounts outstanding under the credit facility included the $20 million term loan and $15.3 million of revolving loans.

         In connection with the facility, the Company issued warrants to the participating lenders and their affiliates to purchase up to an aggregate of 5,869,565 shares of common stock at an exercise price of $1.15 per share, subject to certain anti-dilution adjustments. In connection with the amendment of the credit facility on January 23, 2003, the Company issued warrants to the lenders and their affiliates to acquire an additional 5,000,000 shares of common stock at an exercise price of $2.00 per share, subject to certain anti-dilution adjustments. The warrants may be exercised in whole or in part at any time until the later or May 20, 2005 or the repayment or termination of the credit facility.

         The credit facility contains a number of covenants, which restrict, among other things, Frank's ability to incur additional debt, pay dividends or make other restricted payments, grant liens, make loans, advances and investments, engage in transactions with affiliates, dispose of assets, enter into sale-leaseback arrangements, effect mergers, consolidations, and dissolutions or issue preferred stock. In addition, Frank's is required to prepay borrowings under this facility with the net cash proceeds from the sale of certain assets. The Kimco credit facility does not contain any financial covenants, but a default by the Company under its credit facility with Congress Financial would trigger a default under the Kimco credit facility.

ADEQUACY OF CAPITAL RESOURCES

         The Company's principal sources of liquidity are cash flows from operations and borrowings under the two credit facilities. Based on current and anticipated levels of operations, the Company's management believes that cash flows from operations, together with amounts available under the Company's credit facilities, will be adequate to meet the Company's anticipated cash requirements, including debt service requirements and planned capital expenditures.

         The Company's most significant cash requirements are for merchandise inventory, and these requirements fluctuate throughout the year due to the seasonality of the business. Cash requirements increase substantially in August and September in anticipation of the Christmas season and in March and April for the lawn and garden business. Additionally, the Company's business depends, in part, on normal weather patterns across its markets. Any unusual weather patterns can have a material and adverse impact on the Company's revenues, particularly on the lawn and garden sector.

         In the months leading up to the Company's peak selling seasons, the Company orders product for delivery prior to and during the selling seasons. Frank's negotiates payment terms with suppliers on a case-by-case basis. Historically, the majority of payments are made during or shortly after the selling season, and a small percentage is paid prior to the influx of sales receipts. Working capital for pre-seasonal inventory buildup comes from the Company's two revolving credit facilities and/or cash generated by operations. The Company's revolving credit facility with Congress Financial Corporation is asset-based and allows for borrowing at a percentage of inventories on hand, net of amounts reserved under the credit agreement. The amounts reserved are based on a number of variables, including inventory levels, merchandise purchases and sales levels, and the types of reserves include inventory shrinkage, letters of credit outstanding, sales taxes and other liabilities of the Company. The total amount of these reserves varies by season but typically ranges from 15% to 35% of the cost of eligible inventory. The Company's revolving credit facility with Kimco Capital Corp. is secured by real estate and a second lien on the Company's inventory. Availability under the facility does not fluctuate from month to month as it is not tied to a borrowing base. Hence, the Company uses the Kimco revolver to fund most of the pre-seasonal inventory buildup, and the Congress facility when inventory levels and advance rates rise.

         The Company believes that its existing credit facilities will be adequate to cover its working capital needs until the facilities expire in May 2005. At that time, the Company plans to either renew the facilities or seek alternative outside financing. In the event that cash flows from operations, together with available borrowings under the Company's credit facilities are not sufficient to meet the Company's cash requirements, the Company would be required to obtain alternative financing and/or reduce planned capital expenditures. The Company can provide no assurance that alternative financing would be available on acceptable terms, especially in light of the fact that, except for miscellaneous real property and equipment, substantially all of the Company's existing assets are pledged as collateral for the existing credit facilities or that reductions in planned capital expenditures would be sufficient to cover any cash shortfalls.

         The Company anticipates spending approximately $3.2 million for capital expenditures for 2003, primarily for store remodeling. No store openings are planned for the remainder of 2003.

         The following table sets forth a summary of the Company's contractual commitments as of January 26, 2003 (revolving portion of the Company's credit facilities is assumed to be repaid in 2003):



                                                        Payments due by Fiscal Year
                                                        ---------------------------
                                                                                                    2008
                                                                                                    ----
                                  Total      2003        2004       2005       2006       2007    and after
                                  -----      -----      -----      -----      -----      -----    ---------
Long-term debt                  $ 22,600   $   565    $   601    $   642    $   684     $   725     $19,383
Capital lease obligations          5,135     1,393        791        820        705         541         885
  (including interest)
Operating leases                  91,312    13,188     12,651     11,536     10,477       8,747      34,713
Kimco Revolving Loans             15,250    15,250
Kimco Term Loan                   20,000                          20,000
                                  ------    ------     ------     ------     ------      ------      ------
Total Contractual Obligations   $154,297   $30,396    $14,043    $32,998    $11,866     $10,013     $54,981
                                ========   =======    =======    =======    =======     =======     =======



CRITICAL ACCOUNTING POLICIES

         The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies and estimates for restructuring costs are discussed in notes 2 and 4 of the notes to the audited financial statements included herein. Our critical accounting policies are subject to judgments and uncertainties that affect the application of these policies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, valuation of inventory, deferred tax assets, impairment of long-lived assets and restructuring costs. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in the subsequent period to reflect more current information. The material accounting policies that the Company believes are most critical to the understanding of the Company's financial position and results of operation are discussed below.

         REVENUE RECOGNITION. The Company recognizes revenue when the customer takes possession of the merchandise at the point of sale. The Company has a formal right of return policy that requires original receipt. The Company annually reviews sales returns to determine the length of time between the date of sale and the return date. Based upon its annual review and the applicable rules guiding revenue recognition, the Company has not deemed a reserve for sales returns necessary. If the sales return patterns were to change, the Company would record a reserve based upon projected sales returns utilizing current patterns.

         INVENTORY VALUATION. Inventories are valued at the lower of cost or market; cost being determined under weighted average method which approximates the first in, first out method. Calculations of the carrying value of inventory are made on an item-by-item basis. The Company annually reviews its inventory levels in order to identify obsolete, slow-moving merchandise and uses merchandise markdowns to clear such merchandise throughout the year. Where the markdown may result in an item being sold for less than its cost the Company provides a reserve for the difference between the cost and the expected selling price of all inventory items expected to be sold below cost. Additionally, the Company reduces the ending inventory value for estimated losses related to shrink. This estimate is determined based upon analysis of historical shrink losses as well as the results of interim cycle counts of seasonal inventory and its annual physical inventory. If there are items in inventory that do not sell as expected or there is an increase or decrease in inventory shrink as compared to historical norms, then the recorded reserves would be subject to change.

         DEFERRED INCOME TAXES AND VALUATION ALLOWANCE. Deferred income tax assets and liabilities represent the future income tax effect of temporary differences between the book and tax bases of the Company's assets and liabilities, assuming they will be realized and settled at the amounts reported in the Company's financial statements. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. This assessment includes consideration for the scheduled reversal of temporary taxable differences, projected future taxable income and tax planning strategies. Until the Company returns to profitability and generates taxable income, it is unlikely that there will be significant reductions to the valuation allowance.

         IMPAIRMENT OF LONG-LIVED ASSETS. It is the Company's policy to review the long-lived assets annually or whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. As a result of the bankruptcy proceedings and fresh-start accounting, the Company's long-lived assets have been revalued in accordance with SOP 90-7. Assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores are subject to judgment and changes in the assumptions and estimates may affect the carrying value of long-lived assets, and could result in additional impairment charges in future periods.

         RESTRUCTURING COSTS. As a result of the bankruptcy proceedings, certain estimates for pre petition claim payments, amounts for personal injury claims and attorney fees have been recorded. Resolution of these claims can affect the accuracy of the current estimates that could result in additional charges or reversals of previously recorded estimates in future periods.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK

         The Company perceives its market risk is related to interest rate risk and foreign currency exchange rate risk for its borrowings under the credit facility with Congress Financial, which is a variable rate financing agreement. Borrowings under the credit facility may be based upon the U.S. prime interest rate or the Eurodollar rate. The Company does not use swaps or other interest rate protection agreements to hedge this risk. During the period beginning May 20, 2002 (the date on which the Company entered into the credit facility with Congress Financial) through January 26, 2003, the Company's average outstanding balance under the credit facility was $4.2 million. At such level, a 200 basis point change in the interest rate on the credit facility would result in an increase in interest expense of $84,000 per year. The Company had no borrowings outstanding under the Congress facility at January 26, 2003. Interest under the credit facility with Kimco Capital of $40 million is fixed at 10 1/4% per annum and $35.3 million was outstanding at January 26, 2003. The Company does not enter into derivative or interest rate transactions for speculative purposes.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by this Item are included in the Financial Statements set forth on pages F-1 through F-29, attached hereto and found following the signature page of this Report.


ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

         After a competitive bid process and review of qualifications, on June 18, 2002, the board of directors of the Company approved the engagement of Grant Thornton LLP as the Company's independent auditors for the fiscal year ending January 26, 2003, to replace Ernst and Young LLP, whose engagement as the Company's auditors ended immediately.

         Ernst and Young's audit reports on the Company's financial statements as of and for the two most recent fiscal years ended January 28, 2001 and January 27, 2002, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

         During the Company's two most recent fiscal years ended January 28, 2001 and January 27, 2002, and through the date hereof, there were no disagreements between the Company and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Ernst & Young's satisfaction, would have caused Ernst & Young to make reference to the subject matter of the disagreement in connection with its reports.

         None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the Company's two most recent fiscal years ended January 28, 2001 and January 27, 2002 or, through the date hereof.

         The Company provided Ernst & Young with a copy of the foregoing disclosures. A letter from Ernst & Young, dated June 25, 2002, stating its agreement with such statements is attached hereto as Exhibit 16.1.

         During the Company's two most recent fiscal years ended January 28, 2001 and January 27, 2002, and through the date hereof, the Company did not consult with Grant Thornton regarding any of the matters or events described in
Item 304(a)(2)(i) and (ii) of Regulation S-K.


                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages and positions of the persons serving as the directors and executive officers of the Company. Each director holds office until the next annual meeting of the Company's stockholders and until his successor is elected and qualified, or until the earlier of the director's death, resignation or removal.


NAME                          AGE                   POSITION
----                          ---                   --------
Bruce Dale                     55      Chief Executive Officer and Director
Kim Horner                     40      Senior Vice President, Merchandising and
                                       Marketing
John A. Heidt                  43      Vice President, Store Operations
Alan J. Minker                 43      Senior Vice President, Chief Financial
                                       Officer and Treasurer
Keith A. Oreson                46      Vice President, Human Resources
Adam F. Szopinski              57      President and Chief Operating Officer
Aaron J. Fleishaker            42      Director
Gerald Hellerman               65      Director
Joseph Nusim                   69      Director
David M. Samber                53      Chairman of the Board


         BRUCE DALE is the Chief Executive Officer and Director of the Company and has served in such position since April 2003. Prior to joining the Company, Mr. Dale was President of Aaron Brothers, a division of Michaels Stores, Inc. from 1995 to 2003.

         KIM HORNER is the Senior Vice President, Merchandising and Marketing of the Company and has served in such position since March 2002. Prior to joining the Company, Ms. Horner was Senior Vice President, General Merchandise Manager of Zany Brainy from February 1999 to March 2002 and Vice President, Divisional Merchandise Manager and Assistant to the Chief Executive Officer of Pamida Inc. from 1994 to 1999.

         JOHN A. HEIDT is the Vice President, Store Operations of the Company and has served in such position since January 1999. Prior to joining the Company, Mr. Heidt was Regional Vice President of Lechters Housewares, Inc. from 1995 to 1999, after serving as Regional Manager and District Manager from 1992 to 1995.

         ALAN J. MINKER is the Senior Vice President, Chief Financial Officer and Treasurer of the Company and has served in such position since August 2002. Prior to joining the Company, Mr. Minker was Chief Financial Officer and Vice President of Finance and Human Resources of The Body Shop, Inc. -- North America from 1997 to 2002.

         KEITH A. ORESON is the Vice President, Human Resources of the Company and has served in such position since May 1998. Prior to joining the Company, Mr. Oreson was Senior Vice President of Aramark Corporation from 1993 to 1997.

         ADAM F. SZOPINSKI is the President and Chief Operating Officer of the Company and has served in such position since April 1999. Mr. Szopinski was Executive Vice President, Chief Operating Officer and a director of the Company from December 1997 to April 1999. Prior to joining the Company, Mr. Szopinski was Vice President of Operations of Toys "R" Us International from 1989 until 1997.

         AARON J. FLEISHAKER has been a director of the Company since May 2002. Mr. Fleishaker is Executive Vice President of Kimco Realty Corporation, an affiliate of Kimco Realty Services, Inc. and Kimco Capital Corp., and has served in such position since February 2002. From July 1991 to February 2002, Mr. Fleishaker was Senior Vice President and General Counsel for Modell's Sporting Goods.

         GERALD HELLERMAN has been a director of the Company since May 2002. Mr. Hellerman is the owner of Hellerman Associates, a financial and corporate consulting firm he established in 1993. Mr. Hellerman is also a director of The Mexico Equity and Income Fund, Inc., Innovative Clinical Solutions, Ltd., and Brantley Capital Corporation and is the Chairman of the Board of MEVC Draper Fisher Jurveston Fund I, Inc.

         JOSEPH NUSIM has been a director of the Company since May 2002. Mr. Nusim is the Chairman of the Nusim Group, a retail consulting firm, and has served in such position since 1995. Mr. Nusim is Co-Chairman of the Board of Directors of Loehmann's Holdings, Inc., Co-Chairman of the Board of Directors of Woodworkers Warehouse, Inc. and a director of Odd Job Stores, Inc.

         DAVID M. SAMBER has been a director of the Company since May 2002 and Chairman of the Board since December 2002. Mr. Samber is the Chief Executive Officer of Kimco Select Investments, an affiliate of Kimco Realty Services, Inc. and Kimco Capital Corp., and has served in such position since 1997.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company's equity securities were not registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the most recent fiscal year and, therefore, the directors, executive officers and beneficial owners of more than 10% of the Company's common stock were not subject to Section 16 of the Securities Exchange Act with respect to the Company during such period.


ITEM 11.      EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         The Company pays its "outside" directors (i.e., directors who are not employees of the Company or any firm that holds more than 1% of the total value of the Company's securities and who themselves own less than 1% of the total value of the Company's securities) an annual retainer of $12,000, plus $1,000 for each board meeting attended and $1,500 for each committee meeting attended. Each outside director also received an initial grant of options to acquire 25,000 shares of the Company's common stock on September 12, 2002, and will receive an additional grant of options to acquire 5,000 shares in each subsequent year of service as a director. The options granted on September 12, 2002 have an exercise price of $1.15 per share, vest in three equal annual installments beginning on May 20, 2003, and expire on September 12, 2012. The Company reimburses each of its directors for normal and customary expenses incurred as a result of travel to and from board meetings.

         Mr. Hellerman and Mr. Nusim are considered outside directors, and Mr. Fleishaker and Mr. Samber are not considered outside directors, due to their affiliations with Kimco Realty Corporation and Kimco Select Investments, respectively. The only compensation received by Mr. Fleishaker and Mr. Samber from the Company is the reimbursement of normal and customary expenses incurred as a result of travel to and from board meetings.

COMPENSATION OF EXECUTIVE OFFICERS

         The following table summarizes, for the fiscal years indicated, the compensation paid by the Company to two former Chief Executive Officers of the Company, the four other highest compensated executive officers in 2002 and one former executive officer who, if he had been employed with the Company on January 26, 2003, would have been included among the Company's highest paid executive officers for 2002.

                           SUMMARY COMPENSATION TABLE


                                                         ANNUAL COMPENSATION                LONG TERM
                                                         -------------------               COMPENSATION
                                                                                           ------------

                                                                                            SECURITIES
                                    FISCAL                                 OTHER ANNUAL     UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION          YEAR      SALARY         BONUS      COMPENSATION (1)    OPTIONS      COMPENSATION(2)
---------------------------          ----      ------         -----      ------------        -------      ---------------

Steven S. Fishman (3)                2002     $507,692      $200,000 (4)     $ 44,053        1,826,117 (6)   $411,837 (7)
Former Chairman and                  2001     $207,693      $200,000 (5)     $ 18,775             -          $  5,844
Chief Executive Officer

Adam F. Szopinski                    2002     $300,000      $150,000 (4)     $ 67,938          150,000       $ 24,797
President and Chief Operating        2001     $350,766 (8)       -           $ 56,375              -         $ 29,414
Officer                              2000     $300,000           -           $ 49,328              -         $ 11,254 (9)


Kim Horner                           2002     $199,038      $ 25,000 (5)     $178,492          100,000            -
Senior Vice President,
Merchandising and Marketing

John Heidt                           2002     $175,000      $ 28,000 (4)     $  1,690          125,000            -
Vice President, Store Operations     2001     $175,000      $ 42,000 (4)
                                     2000     $169,231           -

Keith Oreson                         2002     $162,500      $ 26,000 (4)          -            125,000            -
Vice President, Human Resources      2001     $162,500      $ 39,000 (4)
                                     2000     $160,729          -

Larry T. Lakin (10)                  2002     $134,142      $180,000 (4)     $ 34,188              -         $315,222 (12)
Former Vice Chairman and             2001     $350,766 (11)     -            $ 45,877              -         $ 27,713
Chief Financial Officer              2000     $300,000          -            $ 46,933              -         $ 12,165


--------------
(1) Represents living, moving and vehicle expenses paid by the Company including the tax effect.
(2) Except as otherwise noted, amounts reflect premiums and claims paid by the Company for health and life insurance coverage.
(3)      Mr. Fishman resigned from the Company effective November 27, 2002.
(4)      Amount shown reflects a prorated Key Employee Retention Program bonus.
(5)      Reflects a sign-on bonus.
(6) Includes options to acquire 913,059 shares of common stock which were terminated pursuant to the terms of a Resignation and Release between the Company and Mr. Fishman.
(7) Includes $392,308 paid pursuant to the Resignation and Release between the Company and Mr. Fishman dated November 20, 2002.
(8)      Includes $50,000 as Co-Chief Executive Officer of the Company during
         2001.
(9) Includes the Company match under the Company's 401(k) plan on behalf of Mr. Szopinski of $3,461 for 2000.
(10)     Mr. Lakin resigned from the Company effective June 2002.
(11)     Includes $50,000 as Co-Chief Executive Officer of the Company during
         2001.
(12)     Includes $300,000 paid pursuant to the Company's Severance Plan.

OPTION GRANTS IN FISCAL YEAR 2002

         The following table provides details regarding stock options granted to the executive officers named in the above Summary Compensation Table in the last fiscal year.



                                                                                         POTENTIAL REALIZABLE VALUE
                                                                                         AT ASSUMED ANNUAL RATES OF
                                                                                             STOCK APPRECIATION
                                                                                              FOR OPTION TERM
                                                                                              ---------------

                            NUMBER OF        % OF TOTAL
                           SECURITIES       OPTIONS/SARS
                           UNDERLYING        GRANTED TO     EXERCISE OR
                          OPTIONS/SARS      EMPLOYEES IN     BASE PRICE    EXPIRATION
NAME                       GRANTED (#)       FISCAL YEAR       ($/SH)         DATE             5% ($)        10% (%)
----                       -----------       -----------       ------         ----             ------        -------
Steven Fishman(1)           1,826,117            75%           $1.15        7/29/03           $43,750        $87,500
Adam Szopinski(2)             150,000             6%           $1.15        9/12/12          $108,480       $274,920
Alan Minker   (2)             100,000             4%           $1.15        9/12/12           $72,320       $183,280
Kim Horner    (2)             100,000             4%           $1.15        9/12/12           $72,320       $183,280
John Heidt    (2)             125,000             5%           $1.15        9/12/12           $90,400       $229,100
Keith Oreson  (2)             125,000             5%           $1.15        9/12/12           $90,400       $229,100

--------------------
(1) These options were to have vested over two years, with 50% vested at September 12, 2002 and the remaining 50% on May 20, 2003. Pursuant to the terms of an agreement entered into on November 20, 2002 between the Company and Mr. Fishman, the options to acquire 913,058 shares that vested on September 12, 2002 are exercisable only through July 29, 2003 and the remaining options to acquire 913,059 shares of common stock terminated. See "Employment Agreements" below. The potential realizable value shown above reflects only the options which have not terminated and only for the term remaining through July 29, 2003.
(2) These options vest in three equal annual installments beginning on May 20, 2003.

         As of April 1, 2003, the Company granted Bruce Dale, the Company's Chief Executive Officer, a stock option under the Company's 2002 Stock Option Plan to purchase 1,000,000 shares of the Company's common stock at a price of $0.80 per share, which option vests in three equal annual installments beginning on April 1, 2004.

AGGREGATE OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information concerning stock options exercised during the last fiscal year by the executive officers named in the above Summary Compensation Table, as well as the value of unexercised options held by such persons on January 26, 2003, as measured in terms of the bid price for the Common Stock for the most recent trading day prior to that date, as quoted on the Over-the-Counter Bulletin Board ($1.15 per share).


                           SHARES                      NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED IN-THE-MONEY
                        ACQUIRED ON      VALUE        UNEXERCISED OPTIONS/SARS AT FY-END        OPTIONS/SARS AT FY-END ($)
NAME                    EXERCISE (#)   REALIZED ($)      EXERCISABLE/UNEXERCISABLE              EXERCISABLE/UNEXERCISABLE
----                    ------------   ------------      -------------------------              -------------------------

Steven Fishman               0             -                  913,058 / 0                                   0/0
Adam Szopinski               0             -                  0 / 150,000                                   0/0
Alan Minker                  0             -                  0 / 100,000                                   0/0
Kim Horner                   0             -                  0 / 100,000                                   0/0
John Heidt                   0             -                  0 / 125,000                                   0/0
Keith Oreson                 0             -                  0 / 125,000                                   0/0


2002 STOCK OPTION PLAN

         Pursuant to the plan of reorganization, the Company adopted its 2002 Stock Option Plan. The plan, which is administered by the Compensation Committee of the Company's Board of Directors, allows for the issuance of stock options to the Company's key employees and non-employee directors representing the right to acquire up to an aggregate of 3,652,174 shares of the Company's common stock.

         The committee has the discretion to determine which key employees and non-employee directors receive options under the plan, the number of options granted to such participants and the grant date, vesting schedule and the expiration date of the options granted. The exercise price of the options granted under the plan also will be determined by the committee but will be not less than the fair market value of the underlying stock on the date of grant, if the option is intended to qualify as performance-based compensation under
Section 162(m) of the Internal Revenue Code. In addition, any incentive options granted to an owner of more than 10% of the Company's voting capital stock will have an exercise price of not less than 110% of the fair market value of the underlying stock on the date of the grant.

         Options to acquire an aggregate of 3,995,617 shares of the Company's common stock have been granted to date under the Company's 2002 Stock Option Plan, 920,059 of such options have terminated without being exercised and 3,075,558 of such options remain outstanding.

EMPLOYMENT AGREEMENTS

         On November 20, 2002, the Company entered into a Resignation and Release with Steven S. Fishman, the Company's former Chairman and Chief Executive Officer, providing for Mr. Fishman's resignation from his employment with the Company and his membership on the Board of Directors of the Company. Pursuant to the agreement, Mr. Fishman received a payment of $300,000 and will continue to receive his base salary of $50,000 per month through December 2003, and Mr. Fishman waived any rights under his employment agreement with the Company dated September 25, 2001. The agreement also provided that any unexercised stock options held by Mr. Fishman, to the extent vested on April 30, 2003, are exercisable only through July 29, 2003, and the remaining portion of his options which would otherwise have vested on May 20, 2003 will not vest. In addition, the Company has reimbursed Mr. Fishman for relocation costs and attorneys fees incurred by him in connection with his resignation, in each case up to a maximum of $5,000.

         The Company has entered into employment agreements with each of Adam F. Szopinski, Alan J. Minker, John Heidt, Kim Horner and Keith A. Oreson. Each agreement has a two-year term ending November 30, 2004. Under the agreements, the officers receive a base salary and other benefits as generally provided to other executive employees of the Company and are eligible to receive an annual bonus and annual stock option grant to be determined by the Company. Upon termination by the Company without cause, each officer is entitled under such agreements to continue to receive his or her base salary during a severance period of the longer of the remaining portion of the employment period (i.e., through November 30, 2004) or one year. In the agreements, each officer has agreed not to compete with the Company during the period of his or her employment with the Company and any severance period.

         The Company entered into an employment agreement with Bruce Dale as of April 1, 2003, which agreement has a three year term. Under the agreement, Mr. Dale receives a base salary of $450,000 for the first year of the agreement, $475,000 for the second year of the agreement and $500,000 for the third year of the agreement. Mr. Dale is also eligible to receive an annual bonus equal to 50% of his base salary in the event that the Company's consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") equals or exceeds a target level, plus 5% of the amount by which the Company's EBITDA exceeds such target. The agreement also provides for Mr. Dale to receive other benefits generally provided to other executive employees of the Company. Upon termination by the Company without cause, Mr. Dale is entitled to continue to receive his base salary during a severance period of the longer of the remaining portion of the employment period (i.e., through March 31, 2006) or one year, and Mr. Dale has agreed not to compete with the Company during the period of his employment with the Company and any severance period. In connection with the agreement, Mr. Dale was granted a stock option to purchase 1,000,000 shares of the Company's common stock at a price of $0.80 per share, which option vests in three equal annual installments beginning on April 1, 2004.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

COMPENSATION POLICIES

         The Compensation Committee (the "Committee"), which is comprised of three non-employee directors, is responsible for establishing the Company's executive compensation policies, reviewing the compensation of officers and key employees, recommending and approving changes in compensation and reviewing and recommending changes in the Company's employee benefit programs.

         In connection with its responsibility to guide the Company's policies, plans and programs, the Committee approves the annual compensation of the Company's executive officers and other key employees, which consists primarily of base salaries, bonuses and stock options.

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

STOCK OPTIONS

         On an annual basis, the Committee reviews the performance of the senior staff members and makes recommendations to the Company's Board of Directors regarding the granting of stock options to the Company's executive officers.

                      Committee Members:        David M. Samber, Chairman
                                                Aaron J. Fleishaker
                                                Joseph Nusim

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLANS

         The following table provides details as of the end of the last fiscal year regarding compensation plans under which equity securities of the Company are authorized for issuance.

                                                                                                        (C)
                                                                                               NUMBER OF SECURITIES
                                            (A)                            (B)                REMAINING AVAILABLE FOR
                                NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE EXERCISE      FUTURE ISSUANCE UNDER
                                  ISSUED UPON EXERCISE OF         PRICE OF OUTSTANDING       EQUITY COMPENSATION PLANS
                                   OUTSTANDING OPTIONS,                 OPTIONS,               (EXCLUDING SECURITIES
PLAN CATEGORY                       WARRANTS AND RIGHTS            WARRANTS AND RIGHTS       REFLECTED IN COLUMN (A))
-------------                       -------------------            -------------------       ------------------------
Equity compensation plans
  approved by security holders           1,563,058                      $1.15                      2,089,116
Equity compensation plans not
  approved by security holders              25,000                      $1.65                              0
                                         ---------                      -----                      ---------
        Total                            1,588,058                      $1.16                      2,089,116

         The information set forth above with regard to equity compensation plans which have not been approved by the Company's security holders reflects an option granted to Joseph Nusim, a director of the Company, pursuant to the terms of a consulting agreement, dated December 1, 2002, between the Company and Mr. Nusim. The option has an exercise price of $1.65 per share and is exercisable from the date of grant (December 5, 2002) through December 5, 2012.

SECURITY OWNERSHIP

         The following table sets forth certain information as to the beneficial ownership of Common Stock as of April 25, 2003 by (1) any person or entity which is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (2) each director and each executive officer named in the Summary Compensation Table and (3) all directors and executive officers as a group. Except as indicated in the footnotes to this table, the Company believes that the persons or entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                                                                                      PERCENTAGE OF
                                                          NUMBER OF SHARES              SHARES OF
NAME OF BENEFICIAL OWNER                                   OF COMMON STOCK            COMMON STOCK
------------------------                                  ----------------            -------------
GREATER THAN 5% STOCKHOLDERS:
     Kimco Realty Services, Inc.(1)                             13,713,921                59.4
     3333 New Hyde Park Road
     New Hyde Park, New York 11042

     Third Avenue Management LLC(2)                              3,368,652                22.2
     767 Third Avenue, 5th Floor
     New York, New York 10017

     Ramius Capital Group, LLC(3)                                2,225,262                16.3
     666 Third Avenue, 26th Floor
     New York, New York 10028

                                                                                      PERCENTAGE OF
                                                          NUMBER OF SHARES              SHARES OF
NAME OF BENEFICIAL OWNER                                   OF COMMON STOCK            COMMON STOCK
------------------------                                  ----------------            -------------
     Cypress Merchant Banking Partners L.P. and                    908,000                 6.2
       Cypress Garden Ltd.(4)
     c/o The Cypress Group LLC
     65 East 55th Street, 19th Floor
     New York, New York 10022
                                                                   821,461                 6.0
     J. P. Morgan
     14201 Dallas Parkway
     Dallas, Texas 75254

DIRECTORS AND NAMED EXECUTIVE OFFICERS:
     Steven S. Fishman(5)                                          913,058                 6.3
     Adam F. Szopinski(6)                                           50,000                   *
     Larry T. Lakin(7)                                                   0                   0
     Aaron J. Fleishaker(8)                                              0                   0
     Gerald Hellerman(9)                                             8,333                   *
     Joseph Nusim(10)                                               33,333                   *
     David M. Samber(11)                                                 0                   0
     All executive officers and directors as a group               241,664                 1.7
       (10 persons)(12)

---------
*        Less than 1%
(1) Includes warrants to acquire 9,402,174 shares of the Company's common stock.
(2) Includes 1,794,506 shares of the Company's common stock held by Third Avenue Value Fund, 106,755 shares of the Company's common stock held by Third Avenue Real Estate Value Fund and warrants to acquire 1,467,391 shares of the Company's common stock issued to Third Avenue Trust.
(3) Includes 19,749 shares of the Company's common stock held by SphinX Distressed (RCG Carpathia), Segregated Portfolio, 1,764,841 shares of the Company's common stock held by RCG Carpathia Master Fund, Ltd. and 440,762 shares of the Company's common stock held by Ramius Securities, L.L.C.
(4) Includes warrants to acquire 908,000 shares of the Company's common stock.
(5) Includes options to acquire 913,058 shares of the Company's common stock. Mr. Fishman resigned from the Company effective November 27, 2002.
(6) Includes options to acquire 50,000 shares of the Company's common stock.
(7)      Mr. Lakin resigned from the Company effective June 2002.
(8) Does not include any shares beneficially owned by Kimco Realty Services, Inc. or its affiliates. Mr. Fleishaker is an Executive Vice President of Kimco Realty Corporation, the parent company of Kimco Realty Services, Inc.
(9)      Includes options to acquire 8,333 shares of the Company's common stock.
(10) Includes options to acquire 33,333 shares of the Company's common stock.
(11) Does not include any shares beneficially owned by Kimco Realty Services, Inc. or its affiliates. Mr. Samber is the Chief Executive Officer of Kimco Select Investments, an affiliate of Kimco Realty Services, Inc. Mr. Samber has a 10% interest in the shares owned by Kimco Realty Services, Inc., but Mr. Samber does not have or share the power to vote or dispose of such shares.
(12) Does not include any shares held by former executive officers of the Company. Includes options to acquire 241,664 shares of the Company's common stock.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONSULTING AGREEMENT

         The Company entered into a consulting agreement, dated December 1, 2002, with Joseph Nusim, a director of the Company, pursuant to which Mr. Nusim provides consulting services to the Company with regard to the Company's business strategies. The agreement provides for the consulting fee of $20,000 per month to be paid to Mr. Nusim for an initial period of one year or until the Company hires a new Chief Executive Officer, whichever is sooner, and then for a payment of a consulting fee of $8,000 per month for an additional one year period. Pursuant to the agreement, Mr. Nusim also received an option to acquire 25,000 shares of the Company's common stock at an exercise price of $1.65 per share. The option is exercisable from the date of grant through December 5, 2012.

KIMCO/THIRD AVENUE CREDIT FACILITY

         On May 20, 2002, pursuant to the plan of reorganization, the Company entered into a $30 million, three year credit facility arranged by Kimco Capital Corp. which provides the Company with a revolving loan of $10 million and a term loan of $20 million. The Company and Kimco Capital Corp. amended the facility on January 23, 2003, providing for an increase in the amount of revolving loans available under the facility to $20 million. Borrowings under the credit facility are secured by certain of the Company's owned and leased real properties and a second lien on the Company's inventory and bear interest at a rate of 10.25%. Kimco Capital Corp. is an affiliate of (i) Kimco Realty Services, Inc. which, as of April 25, 2003, is the beneficial owner of 59.4% of the Company's common stock, (ii) Kimco Select Investments, of which David M. Samber, one of the Company's directors, is the Chief Executive Officer, and
(iii) Kimco Realty Corporation, of which Aaron J. Fleishaker, one of the Company's directors, is an Executive Vice President. A portion of the credit facility has been participated by Kimco Capital Corp. to Third Avenue Trust and/or its designees, which, collectively with its affiliates, is the beneficial owner of 22.2% of the Company's common stock as of April 25, 2003.

         In connection with the credit facility and pursuant to the plan of reorganization, the Company issued warrants to the participating lenders and their affiliates to acquire an aggregate of 5,869,565 shares of the Company's common stock at an exercise price of $1.15 per share. In connection with the amendment of the credit facility on January 23, 2003, the Company issued warrants to the lenders and their affiliates to acquire an additional 5,000,000 shares of common stock at an exercise price of $2.00 per share. The warrants may be exercised in whole or in part at any time until the later of May 20, 2005 or the repayment or termination of the credit facility. The lenders may, at their option, apply any amounts due by the Company under the credit facility to satisfy the exercise price for the warrants or may require the Company to apply any amounts received from the exercise of the warrants to repay any amounts due under the credit facility.

         In the event that the Company issues any shares of its common stock or securities convertible into such shares at below fair market value, the exercise price of the warrants will be adjusted in order to prevent dilution of the warrants by multiplying the exercise price by a fraction, the numerator of which is the sum of (a) the number of shares of common stock outstanding prior to such issuance, multiplied by the fair market value per share of the common stock, plus (b) the consideration, if any, received by the Company for such issuance, and the denominator of which is the fair market value per share of the common stock multiplied by the number of shares of common stock outstanding immediately after such issuance. In connection with such adjustment to the exercise price, the number of shares issuable upon exercise of the warrants will also be adjusted to equal the result of multiplying the number of shares issuable upon exercise of the warrant prior to such adjustment by the exercise price per share prior to such adjustment, divided by the exercise price per share after such adjustment.

INVESTOR RIGHTS AGREEMENT

         In connection with the issuance of warrants to Kimco Realty Services, Inc. and Third Avenue Trust in connection with the credit facility described above and the issuance of warrants to the former holders of equity interests in FNC Holdings, on May 20, 2002, the Company entered into an Investor Rights Agreement with such warrant holders. Pursuant to the Investor Rights Agreement, the warrant holders have certain rights to demand registration under the Securities Act of 1933, as amended (the "Securities Act"), of shares of the Company's common stock held by them, as well as certain rights to have their shares of Common Stock registered in connection with a Securities Act registration statement otherwise filed by the Company, either for its own account or for the account of a stockholder. The warrant holders' rights to demand registration of their shares are limited to a total of five demand requests (plus an additional five demand requests for registration on a Form S-3 registration statement), which requests cannot be made within 150 days following the effective date for the registration statement relating to a previous demand request, and demand requests may only be made with regard to shares representing a minimum of three percent of the shares of the Company's common stock, determined on a fully diluted basis. The Company also may delay acting upon a demand request if the Board of Directors believes that the filing of a registration statement would be seriously detrimental to the Company or would otherwise materially adversely affect a material transaction.

         The agreement also provides the warrant holders with preemptive rights to purchase their pro rata portion (based on their ownership of the Company's common stock, determined on a fully diluted basis) of shares of Common Stock or securities convertible into the Company's common stock issued by the Company, other than (1) shares issued upon exercise of convertible securities which were either outstanding as of the date of the agreement or issued in accordance with the provisions of the agreement, (2) shares issued in a stock split or stock dividend or issued or sold to all holders of the Company's common stock on pro rata basis, (3) shares issued or sold pursuant to acquisitions or corporate partnership transactions, (4) shares issued as compensation to the Company's officers, employees, directors or consultants or (5) shares issued under the Company's plan of reorganization.

         The Investor Rights Agreement terminates upon the sale of the Company's assets or the acquisition of a majority of the voting securities of the Company by a person or persons acting as a group.

KIMCO PURCHASE OF CREDITOR CLAIMS

         In connection with the plan of reorganization, Kimco Capital Corp. offered to purchase claims of the general unsecured creditors of the Company, at a price of $0.10 per $1.00 of allowed claim, up to a total purchase price of $5 million, which had the effect of providing such creditors with an option to receive a lump sum cash payment in consideration of their claims against the Company. As a result, parties with claims against the Company elected to receive an aggregate of approximately $2.3 million in lump such cash payments; however, a number of these claims remain in the process of being resolved. As of April 25, 2003, Kimco Realty Services, Inc. has been issued an aggregate of 1,813,862 shares of the Company's common stock in return for funding of approximately $2.2 million in lump sum cash payments to the Company's creditors.

LEASE ARRANGEMENTS

         Kimco Realty Corporation and its affiliates are the lessors of six of the Company's retail stores and a common area relating to another of the Company's retail stores. At January 26, 2003, leases between the Company and Kimco Realty Corporation and its affiliates provided for aggregate monthly rental payments by the Company of approximately $63,000.


ITEM 14. CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. Within the 90-day period prior to the filing of this Form 10-K, an evaluation was performed under the supervision and with the participation of Frank's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Frank's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that all material information required to be filed in this Form 10-K has been made known to them on a timely basis.

         (b) Changes in internal controls. There were no significant changes in Frank's internal controls, or in other factors that could significantly affect Frank's internal controls, subsequent to the most recent evaluation of internal controls performed by the Company.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)   1.    FINANCIAL STATEMENTS

           The financial statements filed with this Report are listed on page
           F-1.

           2.    FINANCIAL STATEMENTS SCHEDULE

           The financial statements schedule filed with this Report is listed on page F-1.

           3.    EXHIBITS

           The exhibits filed with this Report are listed in the Exhibit Index on pages E-1 through E-3.

     (B)   REPORTS ON FORM 8-K

           None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 28, 2003                 FRANK'S NURSERY & CRAFTS, INC.


                                      By:   /s/ Alan Minker
                                         ---------------------------------------
                                         Alan Minker
                                         Senior Vice President,
                                         Chief Financial Officer and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on April 28, 2003.

         SIGNATURE                                                     TITLE
         ---------                                                     -----
 /s/ Bruce Dale                                           Chief Executive Officer and Director
-----------------------------------------------------     (Principal Executive Officer)
Bruce Dale

 /s/ Alan Minker                                          Senior Vice President,
-----------------------------------------------------     Chief Financial Officer and Treasurer
Alan Minker                                               (Principal Financial and Accounting Officer)


 /s/ David M. Samber                                      Chairman of the Board
-----------------------------------------------------
David M. Samber

 /s/ Aaron J. Fleishaker                                  Director
-----------------------------------------------------
Aaron J. Fleishaker

 /s/ Gerald Hellerman                                     Director
-----------------------------------------------------
Gerald Hellerman

 /s/ Joseph Nusim                                         Director
-----------------------------------------------------
Joseph Nusim


                                 CERTIFICATIONS

         I, Bruce Dale, certify that:

         1. I have reviewed this annual report on Form 10-K of Frank's Nursery & Crafts, Inc.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 28, 2003                 /s/ Bruce Dale
                                  ---------------------------------------------
                                  Bruce Dale
                                  Chief Executive Officer
                                  (Principal Executive Officer)

                                 CERTIFICATIONS

         I, Alan Minker, certify that:

         1. I have reviewed this annual report on Form 10-K of Frank's Nursery & Crafts, Inc.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 28, 2003            /s/ Alan Minker
                                -----------------------------------------------
                                Alan Minker
                                Senior Vice President,
                                Chief Financial Officer and Treasurer
                                (Principal Financial Officer)

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                Page Number
1. Audited Financial Statements:

Report of Independent Certified Public Accountants......................................................................F-2

Report of Independent Auditors..........................................................................................F-3

Balance Sheets as of January 26, 2003 and January 27, 2002..............................................................F-4

Statements of Operations for the thirty-six weeks ended January 26, 2003, the sixteen weeks ended May 19, 2002 and the fiscal years ended January 27, 2002 and January 28, 2001...............................................F-5

Statements of Changes in Shareholder's Equity (Deficit) for the thirty-six weeks ended January 26,
         2003, the sixteen weeks ended May 19, 2002 and the fiscal years ended January 27, 2002 and January 28, 2001....F-6

Statements of Cash Flows for the thirty-six weeks ended January 26, 2003, the sixteen weeks ended May 19, 2002 and the fiscal years ended January 27, 2002 and January 28, 2001...............................................F-7

Notes to Financial Statements...........................................................................................F-8

2. Financial Statement Schedule.

Schedule II - Valuation and Qualifying Accounts for the thirty-six weeks ended January 26, 2003, the sixteen weeks ended May 19, 2002 and the fiscal years ended January 27, 2002 and January 28, 2001......................S-1

               Report of Independent Certified Public Accountants



Board of Directors and Stockholders
Frank's Nursery & Crafts, Inc.

We have audited the accompanying balance sheet of Frank's Nursery & Crafts, Inc. as of January 26, 2003 and the related statement of operations, stockholders' equity and cash flows for the period from January 28, 2002 to May 19, 2002 (predecessor operations) and the period from May 20, 2002 to January 26, 2003 (successor operations). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frank's Nursery & Crafts, Inc. as of January 26, 2003 and the results of their operations and their cash flows for the period from January 28, 2002 to May 19, 2002, and the period from May 20, 2002 to January 26, 2003, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Frank's Nursery & Crafts, Inc. for the period from January 28, 2002 to May 19, 2002, and the period from May 20, 2002 to January 26, 2003. In our opinion this schedule presents fairly, in all material respects, the information required to be set forth therein.


/s/ Grant Thornton LLP
Southfield, Michigan
April 11, 2003

                         Report of Independent Auditors

The Board of Directors and Shareholder
Frank's Nursery & Crafts, Inc.


We have audited the accompanying balance sheets of Frank's Nursery & Crafts, Inc. (the "Company") as of January 27, 2002, and the related statements of operations, changes in shareholder's equity (deficiency in assets), and cash flows for each of the two years in the period ended January 27, 2002. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frank's Nursery & Crafts, Inc. at January 27, 2002, and the results of its operations and its cash flows for each of the two years in the period ended January 27, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Frank's Nursery & Crafts, Inc. will continue as a going concern. As more fully described in Notes 1 and 7, the Company has incurred recurring operating losses, has a working capital deficiency and is in default of certain covenants under the terms of the agreement for its senior subordinated notes and its debtor-in-possession financing agreement. The Company also filed for reorganization under Chapter 11 of the United States Bankruptcy Code on February 19, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


/s/ Ernst & Young LLP
Detroit, Michigan
March 29,2002

                         FRANK'S NURSERY & CRAFTS, INC.
                                 BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT FOR PAR VALUE)

                                                                                  January 26,   January 27,
                                                                                     2003          2002
                                                                                  ----------    ----------
                                                                                 (Successor)   (Predecessor)
ASSETS

Current assets:
      Cash and cash equivalents                                                    $   3,068    $   1,870
      Marketable securities                                                            1,030        1,061
      Notes receivable                                                                              1,231
      Accounts receivable, net                                                         1,218        2,805
      Merchandise inventory                                                           39,050       37,629
      Assets to be disposed of                                                           200        9,051
      Prepaid expenses and other current assets                                        4,076        7,058
                                                                                   ---------    ---------
         Total current assets                                                         48,642       60,705
                                                                                   ---------    ---------

      Property, equipment and leasehold improvements, net                             55,126       96,055
      Other assets and deferred charges                                                3,713        8,553
                                                                                   ---------    ---------
         Total assets                                                              $ 107,481    $ 165,313
                                                                                   =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable                                                             $  16,781    $   8,437
      Accounts payable pre-petition                                                                32,487
      Accrued expenses                                                                17,630       31,244
      Accrued expenses payable pre-petition                                            1,902       20,783
      Notes payable to banks                                                                       24,297
      Notes payable                                                                   15,250
      Current portion of long-term debt                                                1,685
      Pre-petition long-term debt (including subordinated debt of $115,000)                       139,315
                                                                                   ---------    ---------
         Total current liabilities                                                    53,248      256,563
                                                                                   ---------    ---------

Long-term debt:
      Senior debt, less current portion                                               24,730        3,220
      Term Loan, net of unamortized discount                                          16,323
                                                                                   ---------    ---------
         Total long-term debt                                                         41,053        3,220
                                                                                   ---------    ---------

Other liabilities                                                                      3,334        3,525

Shareholders' equity (deficit):
      Predecessor common stock $1.00 par value, 1,000 shares
          authorized, 1,000 shares issued and outstanding                                               1
      Successor preferred stock $.001 par value, 10,000,000
          shares authorized, none issued
      Successor common stock $.001 par value, 50,000,000 shares authorized,               20
          13,346,642 shares issued and outstanding and 6,653,358 shares to be issued
      Additional paid-in-capital                                                      27,457      165,999
      Net parent investment                                                                        16,117
      Retained deficit                                                               (17,631)    (280,112)
                                                                                   ---------    ---------
         Total shareholders' equity (deficit)                                          9,846      (97,995)
                                                                                   ---------    ---------
         Total liabilities and shareholders' equity (deficit)                      $ 107,481    $ 165,313
                                                                                   =========    =========



See accompanying notes to financial statements.

                         FRANK'S NURSERY & CRAFTS, INC.
                            STATEMENTS OF OPERATIONS
 THIRTY-SIX WEEKS ENDED JANUARY 26, 2003, THE SIXTEEN WEEKS ENDED MAY 19, 2002, AND FISCAL YEARS ENDED JANUARY 27, 2002 ("2001") AND JANUARY 28, 2001 ("2000")
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                            Thirty-six        Sixteen
                                                               Weeks           Weeks
                                                               Ended           Ended           2001            2000
                                                         January 26, 2003   May 19, 2002
                                                         ----------------   ------------     ---------       ---------
                                                            (Successor)     (Predecessor)  (Predecessor)   (Predecessor)
                                                                            (Restated)(1)
NET SALES                                                    $ 204,156       $ 110,992       $ 371,417       $ 436,947

OPERATING COSTS AND EXPENSES:
   Cost of sales, including buying and occupancy               153,953          80,756         297,850         317,090
   Selling, general and administrative                          61,873          31,490         109,404         136,730
   Restructuring and other related charges                       1,127          21,839          40,887         127,047
   Early extinguishment of debt                                                                  4,230
   Amortization of goodwill                                                                      1,631           2,438
   Other income                                                   (200)           (118)         (1,221)         (1,017)
                                                             ---------       ---------       ---------       ---------

      Total operating costs and expenses                       216,753         133,967         452,781         582,288
                                                             ---------       ---------       ---------       ---------

LOSS FROM OPERATIONS                                           (12,597)        (22,975)        (81,364)       (145,341)
INTEREST EXPENSE (CONTRACTUAL INTEREST OF
  $6,210 FOR THE SIXTEEN WEEKS ENDED MAY
  19, 2002, $21,513 FOR 2001, AND $-0- FOR 2000)                 5,034           2,583          10,632          23,898
                                                             ---------       ---------       ---------       ---------
LOSS BEFORE REORGANIZATION ITEMS AND INCOME TAXES              (17,631)        (25,558)        (91,996)       (169,239)
                                                             ---------       ---------       ---------       ---------
REORGANIZATION ITEMS:
   Gain on cancellation of pre-petition liabilities                            184,954
   Fresh start adjustments                                                         324
   Extinguishment of debt                                                       (1,439)
                                                             ---------       ---------       ---------       ---------
      Total reorganization items                                               183,839
                                                             ---------       ---------       ---------       ---------
INCOME TAX BENEFIT                                                                                                (949)
                                                             ---------       ---------       ---------       ---------
NET (LOSS) INCOME                                            $ (17,631)      $ 158,281       $ (91,996)      $(168,290)
                                                             =========       =========       =========       =========

LOSS PER SHARE - BASIC AND DILUTED                           $   (0.88)
                                                             =========

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED         20,000
                                                             =========


(1) The sixteen weeks ended May 19, 2002 have been restated to reflect a reorganization item for extinguishment of debt of $1,439 belonging to the Predecessor.

See accompanying notes to financial statements.

                         FRANK'S NURSERY & CRAFTS, INC.
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
        THIRTY-SIX WEEKS ENDED JANUARY 26, 2003, THE SIXTEEN WEEKS ENDED
                           MAY 19, 2002, 2001 AND 2000
                  (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)



                                                                                                                      Total
                                              Common         Stock      Additional                      Net        Shareholders'
                                              Number          Par         Paid-in    Retained         Parent          Equity
                                            of Shares        Value        Capital     Deficit       Investment      (Deficit)
                                           -----------    -----------   ----------  -----------    ------------   -------------
Predecessor:
  Balance at January 30, 2000                    1,000    $         1   $  165,999   $ (19,826)    $     1,652    $    147,826
     Net loss                                                                         (168,290)                       (168,290)
     Capital contribution                                                                               15,000          15,000
     Decrease in net parent investment                                                                    (475)           (475)
                                           -----------    -----------   ----------  -----------    ------------   -------------
  Balance at January 28,2001                     1,000              1      165,999    (188,116)         16,177          (5,939)
      Net loss                                                                         (91,996)                        (91,996)
      Decrease in net parent investment                                                                    (60)            (60)
                                           -----------    -----------   ----------  -----------    ------------   -------------
Balance at January 27, 2002                      1,000              1      165,999    (280,112)         16,117         (97,995)
   Net loss excluding plan of
      reorganization and fresh start
      adjustments                                                                      (25,558)                        (25,558)
   Effect of plan of reorganization
      and fresh start adjustments:
       Cancellation of old common stock         (1,000)            (1)    (165,999)                                   (166,000)
       New common stock                     20,000,000 (1)         20       22,980                                      23,000
       Cancellation of net parent
         investment                                                                                    (16,117)        (16,117)
       Extinguishment of debt                                                           (1,439)                         (1,439)
       Other fresh start adjustments                                                   307,109                         307,109
                                           -----------    -----------   ----------  -----------    ------------   -------------
Successor:
Balance at May 20, 2002                     20,000,000             20       22,980           0               0          23,000
 Issuance of 10,869,565 warrants in
    connection with Term Loan debt                                           4,436                                       4,436
 Expense for stock options issued                                               41                                          41
 Net loss                                                                              (17,631)                        (17,631)
                                           -----------    -----------   ----------  -----------    ------------   -------------
Balance at January 26, 2003                 20,000,000    $        20   $   27,457  $  (17,631)    $         0    $      9,846
                                           ===========    ===========   ==========  ===========    ============   =============



(1) 13,346,642 shares issued and 6,653,358 to be issued.

See accompanying notes to financial statements.

                         FRANK'S NURSERY & CRAFTS, INC.
                            STATEMENTS OF CASH FLOWS
           THIRTY-SIX WEEKS ENDED JANUARY 26, 2003, THE SIXTEEN WEEKS
                       ENDED MAY 19, 2002, 2001, AND 2000
                             (DOLLARS IN THOUSANDS)


                                                            Thirty-six         Sixteen
                                                               Weeks            Weeks
                                                               Ended            Ended              2001              2000
                                                          January 26, 2003   May 19, 2002
                                                          ----------------   ------------        ---------         ---------
                                                             (Successor)    (Predecessor)      (Predecessor)     (Predecessor)
                                                                             Restated (1)
OPERATING ACTIVITIES:
Net (loss) income                                            $ (17,631)        $ 158,281         $ (91,996)        $(168,290)
Adjustments to reconcile net (loss) income to net
cash provided by (used in) operating activities:
       Depreciation                                              2,259             4,900            16,515            18,361
       Amortization                                              1,080               632             3,600             3,874
       Non cash portion of restructuring and other
         related charges                                         1,247            17,572            34,309           125,891
       Inventory clearance reserve                               1,994                               8,076
       Debt issue costs                                                            1,079             3,458
       Gain on cancellation of pre-petition liabilities                         (184,991)
       Fresh start adjustments                                                      (324)
       Other                                                       (91)             (939)              (25)            1,307
                                                             ---------         ---------         ---------         ---------
                                                               (11,142)           (3,790)          (26,063)          (18,857)
Changes in assets and liabilities, net of effects of
fresh start adjustments and gain on cancellation of
pre-petition liabilities:
       Marketable securities                                       (29)               (9)             (102)             (117)
       Notes receivable                                                            1,631
       Accounts receivable                                         407               885            (1,093)              262
       Inventory                                                20,581           (23,996)           27,420            27,698
       Prepaid expenses                                          1,222             1,405            (2,686)            2,709
       Other non current assets                                 (1,521)             (349)           (2,057)             (534)
       Accounts payable                                        (26,964)           35,440             8,318            17,608
       Accrued expenses                                        (13,245)            8,284            14,868            (2,349)
                                                             ---------         ---------         ---------         ---------
Net cash provided by (used in) operating activities            (30,691)           19,501            18,605            26,420
                                                             ---------         ---------         ---------         ---------

INVESTING ACTIVITIES:
       Additions to property, equipment and leasehold
         improvements                                           (2,726)             (605)           (2,794)          (17,572)
       Net proceeds from asset sales                             7,269             2,566            20,019             1,032
                                                             ---------         ---------         ---------         ---------
Net cash provided by (used in) investing activities              4,543             1,961            17,225           (16,540)
                                                             ---------         ---------         ---------         ---------

FINANCING ACTIVITIES:
       Decrease in notes payable to banks (net)                (13,647)          (10,650)          (23,055)          (14,648)
       Borrowings under Kimco Revolving Loan                    15,250
       Payment of long-term debt and capital leases             (2,886)           (2,183)          (21,452)           (8,005)
       Borrowings under Kimco Term Loan                         20,000
       Decrease in net parent investment                                                               (60)           14,525
                                                             ---------         ---------         ---------         ---------
Net cash provided by (used in) financing activities             18,717           (12,833)          (44,567)           (8,128)
                                                             ---------         ---------         ---------         ---------

Net change in cash and cash equivalents                         (7,431)            8,629            (8,737)            1,752
Cash and cash equivalents at beginning of period                10,499             1,870            10,607             8,855
                                                             ---------         ---------         ---------         ---------
Cash and cash equivalents at end of period                   $   3,068         $  10,499         $   1,870         $  10,607
                                                             =========         =========         =========         =========

(1) The sixteen weeks ended May 19, 2002 have been restated to reflect a reorganization item for extinguishment of debt of $1,439 belonging to the Predecessor.

Supplemental disclosure of non cash financing information:

  Fair value adjustments of assets due to fresh start accounting of $36,171 for the sixteen weeks ended May 19, 2002.

See accompanying notes to financial statements.

                         FRANK'S NURSERY & CRAFTS, INC.
                         Notes to Financial Statements
            January 26, 2003, January 27, 2002 and January 28, 2001
                (Tables in thousands, except for per share data)



NOTE 1: REORGANIZATION AND BASIS OF PRESENTATION OF FINANCIAL
        STATEMENTS

Frank's Nursery & Crafts, Inc., a Delaware corporation ("Frank's" or the "Company"), operates the nation's largest chain of lawn and garden specialty retail stores (as measured by sales). Frank's is also a retailer of Christmas trim-a-tree merchandise, artificial flowers and arrangements, garden decor and home decorative products.

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

     - executory contracts or unexpired leases to which any Debtor was a party were assumed or rejected;

     - members of the board of directors and officers of Frank's were elected or appointed and began serving their respective terms; and

     - the overall corporate structure was simplified through the restructuring and dissolution of certain Old Frank's and Holdings subsidiaries.

On the Effective Date, 50,000,000 shares of Common Stock were authorized and (a) 20,000,000 shares of Common Stock were reserved for distribution in respect of claims against the Debtors, (b) 913,044 shares of Common Stock were reserved for issuance of warrants to purchase shares of Common Stock ("Warrants") at an exercise price of $1.38 for the old equity holders of Holdings, (c) 3,652,174 shares of Common Stock were reserved for a new stock option plan, which was implemented in accordance with the Plan and (d) 5,869,565 shares of Common Stock were reserved for the conversion rights of Kimco Realty Services Inc., an affiliate of Kimco Realty Corporation ("Kimco"), as part of the exit financing. In addition, on the Effective Date, Frank's entered into a three-year $50 million secured revolving credit facility, that includes $25 million for letters of credit (the "Exit Revolver Facility") with Congress Financial Corporation as agent for a syndicate of lenders and a $30 million term and revolving loan with Kimco Capital Corp.(the "Exit Term and Revolving Loan"). See Note 7 for a more detailed description of the exit financing.

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

Fresh start reporting requires that the reorganization value of the Company be allocated to its assets in conformity with Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations". The excess of the fair value of the specific tangible or identifiable intangible net assets over reorganization value, or negative goodwill, is to be allocated to non-current non-monetary assets on a pro rata basis. Based on the consideration of many factors and various valuation methods, including a discounted cash flow, a comparable public company analysis, a comparable acquisitions analysis, and other applicable analyses believed by the Company's management to be appropriate for the Company's business and industry, the Company determined the reorganization value of the Company to be approximately $90 million, which served as the basis for the Plan approved by the Bankruptcy Court. Approximately $67 million of the reorganization value related to debt and other obligations was outstanding as of the Effective Date, and the remaining reorganization value of approximately $23 million was assigned as the initial equity of the Company. Due to the cyclical nature of the business and the timing of emergence, the reorganization value related to debt was based upon average historical levels and is not equal to the debt levels of the successor company at May 20, 2002, thus resulting in a change to the original estimated negative goodwill of $58 million in the Plan.

The fair value of the net assets exceeded the reorganization value by $36.2 million, resulting in negative goodwill. The negative goodwill has been allocated to property, equipment and leasehold improvements.

The following table reflects the adjustments to Old Frank's balance sheet as of May 20, 2002:

                                                                 Predecessor       Plan of              Fresh            Successor
                                                                               Reorganization           Start
                                                                                                     Adjustments
                                                                 ------------  --------------        ------------       ------------
Assets:
   Current assets                                             $     88,516   $       (360)(b)                          $     88,156
   Property, equipment and leasehold improvements, net              90,836                        $    (36,171)(f)           54,665
   Other assets                                                      7,729         (4,851)(a)(b)          (373)(e)            2,505
                                                              ------------   ------------         ------------         ------------
      Total assets                                            $    187,081   $     (5,211)        $    (36,544)        $    145,326
                                                              ============   ============         ============         ============
Liabilities and shareholders' equity (deficit):
   Accounts payable                                           $     43,825   $        (80)(a)     $        959 (f)     $     44,704
   Accounts payable pre-petition                                    32,539        (32,539)(a)
   Accrued expenses                                                 32,834            751 (a)           (3,169)(e)(f)        30,416
   Accrued expense - pre-petition                                   21,514        (20,514)(a)                                 1,000
   Accrued interest - pre-petition                                   5,894         (5,894)(c)
   Notes payable to banks                                           13,647                                                   13,647
   Liability for lease rejections                                   15,450        (15,450)(a)
   Pre-petition long-term debt (including
     subordinated debt of $115,000)                                137,909       (115,000)(c)          (22,909)(e)
   Current portion of long-term debt                                                                     2,521 (e)            2,521
   Senior mortgage debt                                                                                 23,016 (e)           23,016
   Obligations under capital lease                                   3,528                                                    3,528
   Other liabilities                                                 3,494                                                    3,494
                                                              ------------   ------------         ------------         ------------
      Total liabilities                                            310,634       (188,726)                 418              122,326

Shareholders' equity (deficit)                                    (123,553)       183,515 (d)          (36,962)(g)           23,000
                                                              ------------   ------------         ------------         ------------
      Total liabilities and shareholders' equity (deficit)    $    187,081   $     (5,211)        $    (36,544)        $    145,326
                                                              ============   ============         ============         ============

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

The accompanying financial statements for the sixteen weeks ended May 19, 2002 (Predecessor), the fiscal years ended January 27, 2002 and January 28, 2001 and as of January 27, 2002 (Predecessor) have been presented in accordance with SOP 90-7 and assumed that the Debtors would continue as a going concern. In the Chapter 11 Cases, substantially all unsecured liabilities as of the Petition Date were subject to compromise or other treatment under the Plan. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction were dependent on the outcome of the Chapter 11 Cases have been segregated and classified as pre-petition liabilities in the accompanying balance sheet as of January 27, 2002.

Pursuant to SOP 90-7, professional fees and other costs associated with the Chapter 11 Cases were expensed as incurred and reported as restructuring items. Interest expense was reported only to the extent that it was expected to be paid following the Chapter 11 Cases.

Certain reclassifications have been made to prior periods (Predecessor) to conform to the financial statements for the thirty-six weeks ended January 26, 2003 (Successor).

The accompanying financial statements include all adjustments, consisting only of normal, recurring adjustments and accruals, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position.

NOTE 2: DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT
        ACCOUNTING POLICIES

DESCRIPTION OF OPERATIONS
The Company operates the nation's largest chain of lawn and garden specialty retail stores (as measured by sales). Frank's is also a retailer of Christmas trim-a-tree merchandise, artificial flowers and arrangements, garden decor and home decorative products. As of January 26, 2003 the Company operated 170 retail stores located in 14 states primarily in the eastern, middle-Atlantic and mid-western regions of the United States.

FISCAL YEAR
The fiscal year is comprised of 52 or 53 weeks, ending on the last Sunday in January. The 2002 fiscal year reflects a 52-week period ended January 26, 2003 ("2002"). The 2001 fiscal year reflects a 52-week period ended January 27, 2002 ("2001") and the 2000 fiscal year reflects a 52-week period ended January 28, 2001 ("2000").

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

REVENUE RECOGNITION
The Company recognizes revenue when the customer takes possession of the merchandise at the point of sale. The Company has a formal right of return policy that requires original receipt. The Company annually reviews sales returns to determine the length of time between the date of sale and the return date. Based upon the annual review and the applicable rules guiding revenue recognition, the Company has not provided a reserve for sales returns.

FAIR VALUE OF BALANCE SHEET FINANCIAL INSTRUMENTS
The carrying amounts reported in the balance sheets for cash and cash equivalents, marketable securities, notes receivable, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of other financial instruments are included in Note 7.

CASH EQUIVALENTS
Cash equivalents consist of highly liquid investments, such as U.S. government securities and bank certificates of deposit having original maturities of three months or less, and are carried at cost plus accrued interest.

MARKETABLE SECURITIES
Marketable securities represent an investment in a guaranteed fund restricted for the funding of the Company's 401(k) match program (Note 10). The securities are classified as held-to-maturity in accordance with Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and are reported at amortized cost. The fair value of these securities approximate their costs at January 26, 2003.

ACCOUNTS RECEIVABLE
Management estimates the allowance for doubtful accounts based upon the circumstances surrounding each individual receivables' collectibility. During the fourth quarter of 2002 management determined that certain receivables were uncollectible and a bad debt expense and allowance of $295 was recorded. At the end of 2001 and 2000 no allowance for doubtful accounts was considered necessary and there was no bad debt expense recognized.

MERCHANDISE INVENTORIES
Merchandise inventories are stated at the lower of cost or market, with cost being determined under the weighted average method which approximates the first-in, first-out method.

PRE-OPENING COSTS
Pre-opening costs are expensed as incurred.

ADVERTISING COSTS
Advertising costs are expensed when the advertising first takes place. Advertising expenditures were $13.7 million for 2002, $16 million for 2001 and $22.7 million for 2000.

STORE CLOSING COSTS
Provisions for store closing costs are charged to operations in the period when the decision is made to close a retail unit.

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Property, equipment and leasehold improvements, including significant improvements thereto, are recorded at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Expenditures for repairs and maintenance are charged to expense as incurred. Estimated useful lives, including capital leases, are: buildings, 10-40 years or, if shorter, the terms of the lease; equipment, 10 years. Leasehold improvements are depreciated over the lease terms of the respective leases or the estimated useful lives. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is recognized in the statement of operations.

GOODWILL
Goodwill represented the costs in excess of the fair value of identifiable assets for acquired businesses and was amortized on a straight-line basis over the estimated future periods benefited, not to exceed forty years. As a result of the Chapter 11 Reorganization and recurring operating losses, the Company reevaluated the useful lives and recoverability of its remaining goodwill and wrote-off the remaining balance of goodwill of $14.4 million during 2001. This impairment loss was reflected in the reorganization, restructuring and other related charges in the statements of operations.

IMPAIRMENT OF LONG-LIVED ASSETS
Long-lived assets consist primarily of land, furniture and equipment and leasehold improvements. It is the Company's policy to review the long-lived assets for possible impairment annually or when events and circumstances warrant such a review by the Company in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." If indicators are present, estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying value to determine if an impairment exists. If the expected future cash flows and eventual disposition are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount and the estimated fair value. Fair value is estimated using discounted future cash flows. Assets to be disposed of are reported at the amount of fair value less costs to sell and classified as assets held for sale.

LEASES
Leases that meet the accounting criteria for capital leases are recorded as property, equipment and leasehold improvements, and the related capital lease obligations (the aggregate present value of minimum future lease payments, excluding executory costs such as taxes, maintenance and insurance) are included in debt. Depreciation and interest are charged to expense, and rent payments are treated as payments of long-term debt, accrued interest and executory costs. All other leases are accounted for as operating leases and rent payments are charged to expense as incurred.

INCOME TAXES
Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities using enacted tax rates and laws in effect when the differences are expected to reverse.

STOCK OPTIONS
In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company applies the accounting provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provides pro forma net income and earning per share disclosures for stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied.

The Company applies APB Opinion No. 25 and related interpretations and accordingly, no compensation expense has been recognized for stock options issued to employees and non-employee directors in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the method prescribed in SFAS No. 123, the Company's pro forma net loss and loss per share for the thirty-six weeks ended January 26, 2003 would have been as follows:



Net loss, as reported                                             $     (17,631)
Total stock-based compensation expense determined
  Under the fair value method for stock options
  awarded during the thirty-six weeks ended
  January 26, 2003                                                         (742)
                                                                    ------------

Pro forma net loss                                                $     (18,373)
                                                                    ============

Basic and diluted loss per share:
  As reported - basic and diluted                                 $       (0.88)
                                                                    ============
  Pro forma - basic and diluted                                   $       (0.92)
                                                                    ============



On December 5, 2002, the Company granted an option to purchase 25,000 shares of its common stock at a price of $1.65 per share to one of the Company's directors, pursuant to, and in consideration for, a consulting arrangement. This option is exercisable from the date of grant through December 5, 2012. Accordingly, the Company recorded $41,000 of expense in 2002 for the option grant.

EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing earnings on common shares by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. For the thirty-six weeks ended January 26, 2003 the incremental shares that would have been exercisable and outstanding under the 2002 Stock Option Plan (189,000 shares) and warrant agreements (1,189,000 shares) were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

NEW ACCOUNTING PRONOUNCEMENTS
In January 2003, the FASB issued FASB Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 is effective for the Company in the fiscal year ending January 2004. The adoption of FIN 46 is being evaluated to determine what impact, if any, the adoption of the provisions will have on the Company's financial condition or results of operations.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, and specifies criteria for the recognition and reporting of intangible assets apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets with definite useful lives will be amortized over such lives to their estimated residual values. SFAS No. 142 was adopted as of May 19, 2002. As a result of the chapter 11 bankruptcy proceedings and the write-off of goodwill in the fiscal year ended January 27, 2002, the adoption of SFAS No. 141 and SFAS No. 142 in the sixteen weeks ended May 19, 2002 had no impact on the Company's earnings or financial position.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS 143 requires companies to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The identified asset retirement costs are capitalized as part of the carrying amount of the asset and depreciated over the remaining useful life. SFAS No. 143 is effective for the Company in the fiscal year ending January 2004. The adoption of SFAS No. 143 is being evaluated and is not expected to have a significant impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145, among other things, prohibits the classification of gains and losses from extinguishment of debt as extraordinary unless they meet the criteria defined in Opinion 30. The provisions of SFAS No. 145 were adopted in the 2002 first quarter, and as such, the loss recognized on the extinguishment of debt resulting from the emergence from the chapter 11 bankruptcy proceedings was classified as a reorganization item in the Predecessor Company. Reclassification within previously issued financial statements is required, and as such, the loss recognized on the extinguishment of debt for 2001 was reclassified as part of the loss from operations.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. The Company plans to adopt SFAS No. 148 in the first quarter of fiscal 2003. The adoption will have no effect on the financial position or results of operations. The Company plans to continue to account for its stock-based compensation plans under APB Opinion No. 25.

NOTE 3: STORE CLOSURE PROGRAMS

During fiscal 2001, as part of the restructuring process, the Court approved the Company's plan to close 46 stores the ("2001 Program"). The last 12 were closed as of March 2002. As a result, the Company recorded charges of $6.7 million in 2001, of which $4.1 million, included in cost of goods sold, represented a loss for the inventory that was liquidated. The remaining $2.6 million included in the reorganization/restructuring charge of $40.9 million (Note 4), represented fixed asset write-downs to fair value.

During the fourth quarter of 2000 the Company implemented a store closure program under which the Company closed 44 under-performing stores (the "2000 Program"). All the stores were closed as of the end of March 2001. The 2000 Program resulted in a $17.2 million charge in fiscal 2000, of which $3.2 million represented a loss for the inventory that was liquidated and was included in cost of goods sold. The remaining $14 million was included in the reorganization/restructuring charge of $127 million (Note 4) and was comprised of $0.8 million for termination benefits and severance costs, and $13.2 million related to the write-down of fixed assets to fair value. Fair value was measured by using the estimated net selling price based upon actual bids and appraisals. The estimated fair value of the 33 owned stores was $33.5 million at January 28, 2001 and was classified in the caption of "Assets to be disposed of" on the Balance Sheet. During 2001 the Company sold 21 of the 33 properties and added three locations from the 2001 Program. In addition the Company reevaluated the estimated fair value for these stores based upon the current retail market and actual bids which resulted in an additional write-down in 2001 of $6.2 million that is included in the reorganization/restructuring charge (Note 4). The estimated fair value of "Assets to be disposed of" for the one remaining store at January 26, 2003 is $0.2 million.

NOTE 4: RESTRUCTURING AND OTHER RELATED CHARGES

As a result of the Company's operating losses for 2001 and 2000, and the Chapter 11 Reorganization (Note 1), the Company performed an impairment analysis as required under FAS 121 for both 2001 and 2000. The estimated fair value of the impaired assets was determined by comparing expected future cash flows for each store to the combined net property, equipment and leasehold improvements and allocated goodwill. In 2000 the Company rejected store leases and reversed a store closing provision for remaining lease obligations from 1993. Additionally, the Company recorded a fixed asset impairment charge related to 22 leased stores that were approved for closure by the Court subsequent to 2000.

Bankruptcy related costs for the thirty-six weeks ended January 26, 2003 included $2 million for additional pre-petition claim payments and $0.2 million for professional fees offset by a $1 million adjustment for the net selling price of the properties classified as assets to be disposed of that were sold during 2002. Bankruptcy costs for the sixteen weeks ended May 19, 2002 included $15.5 million for costs of lease rejections, $2.6 million for professional fees, $1.8 million for severance and employee retention plans, $1.1 million for costs of mortgage debt and

$0.8 million of miscellaneous. Bankruptcy related costs for 2001 included $4.6 million for professional fees, $3.2 million for severance and employee retention plans approved by the Court under the Chapter 11 Reorganization and $0.9 million for miscellaneous items.

The impairment analysis and the Chapter 11 Reorganization resulted in the following charges:



                                                         Thirty-six            Sixteen              2001                 2000
                                                            Weeks               Weeks
                                                            Ended               Ended
                                                       January 26, 2003      May 19, 2002
                                                       ----------------    ---------------     ---------------     ---------------
                                                          (Successor)       (Predecessor)       (Predecessor)       (Predecessor)

Write-down of goodwill                                  $                   $                 $        14,382       $      73,591
Write-down of fixed assets                                                                             15,197              42,771
Store closure program (Note 3)                                                                          2,600              14,031
Write-off of fixed assets related to 22 store leases                                                                        3,423
Write-off remaining store lease obligations from 1993                                                                      (7,583)
Bankruptcy related costs                                        1,127              21,839               8,708                 814
                                                       ---------------     ---------------     ---------------     ---------------
Total                                                  $        1,127       $      21,839      $       40,887       $     127,047
                                                       ===============     ===============     ===============     ===============



NOTE 5: INCOME TAXES

In connection with the reorganization, a gain on cancellation of indebtedness was realized by the Predecessor in the amount of approximately $185 million. This gain will not be taxable since the gain resulted from reorganization under the Bankruptcy Code. However, the Company will be required, as of the beginning of its fiscal 2003 tax year, to reduce certain attributes including net operating loss carryforwards ("NOLs"), certain tax credits and tax basis in assets in an amount equal to such gain on extinguishment.

The reconciliation of income taxes computed at the federal statutory tax rate to income tax benefit is:


                                                 Thirty-six          Sixteen
                                                Weeks Ended        Weeks Ended
                                              January 26, 2003     May 19, 2002         2001             2000
                                              ----------------    --------------   -------------    ------------
                                                 (Successor)      (Predecessor)    (Predecessor)    (Predecessor)
                                              ----------------    --------------   -------------    ------------
Federal income tax (benefit) based
  on statutory rates                              $  (5,995)        $ 53,816      $  (29,840)       $  (57,541)
State and local income tax (benefit)                   (353)           3,165          (1,755)           (3,385)

Increases (decreases) in rates resulting from:
  Reorganization adjustments                              -          (58,941)               -                -
  Limitation (utilization) of tax loss
    carryforwards                                     6,332            1,956           26,815           27,467
  Nondeductible expenses including
    goodwill amortization and write-off                  16                4            6,000           33,347
  Other                                                   -                -           (1,220)             112
  Federal income tax refund from net
    operating loss carrybacks                             -                -                -              949
                                              ----------------    --------------   -------------    ------------
                                                  $       -        $       -       $        -       $     949
                                              ================    ==============   =============    ============


Deferred tax assets and liabilities are composed of the following:


                                             2002               2001
                                         ----------         -------------
                                         (Successor)        (Predecessor)
                                         ----------         -------------
DEFERRED TAX ASSETS:
 Inventory                               $   1,214          $   2,792
 Accrued expenses                              651              1,853
 Other                                       2,834              4,455
 Store closing reserve                           -                  6
 Property, plant & equipment                12,362             12,530
 Credit carryforwards                        1,337              1,337
 NOL carryforward                           82,440             65,685
                                         ----------         -------------
Total deferred tax assets                  100,838             88,658
                                         ----------         -------------

DEFERRED TAX LIABILITIES:
 Assets to be disposed of                      (72)            (3,259)
 Other                                        (371)              (382)
                                         ----------         -------------
Total deferred tax liabilities                (443)            (3,641)
                                         ----------         -------------

Net deferred tax assets                    100,395             85,017
Valuation allowance                       (100,395)           (85,017)
                                         ----------         -------------
                                         $       -          $       -
                                         =========          =============

Due to the Company's historical operating results, a valuation allowance for the net deferred tax asset balance is recorded at January 26, 2003 and January 27, 2002.

At January 26, 2003 the federal tax NOL carryforwards, on a consolidated basis, approximated $229 million, and will expire over various dates from 2009-2023.

Holdings underwent an ownership change on December 24, 1997. Net operating losses incurred prior to the ownership change will be subject to usage limitations imposed by Internal Revenue Code Section 382. Of Holdings total net operating loss carryforward of $229 million, approximately $130 million is not subject to these limitations. Approximately $7.2 million of the NOL subject to limitations may be utilized each tax year.

The reorganization of the Company as it emerged from bankruptcy constituted an additional ownership change under Internal Revenue Code Section 382. Consequently, the use of any of the NOLs and tax credits generated prior to this change that are not reduced pursuant to the provisions discussed above, may be subject to an additional annual limitation.


NOTE 6: PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Upon emergence from bankruptcy, the Company revalued its property, equipment and leasehold improvements in accordance with SOP 90-7 as discussed in Note 1.

Major categories of property, equipment and leasehold improvements are as follows:

                                                     2002              2001
                                                --------------   --------------
                                                  (Successor)     (Predecessor)
Land                                             $     20,598    $      18,862
Buildings:
     Owned                                             17,807          101,544
     Capital leases (Note 8)                           10,576            7,855
Equipment                                               9,157           83,917
Leasehold improvements                                  4,983           42,483
Construction in progress                                  884              721
                                                --------------   --------------
                                                       64,005          255,382

Less accumulated depreciation, including
  capital lease amounts of $7,207 and $6,985            8,879          159,327
                                                --------------   --------------
                                                 $     55,126    $      96,055
                                                ==============   ==============

NOTE 7: FINANCING AND LONG-TERM DEBT

Long-term debt consists of the following:


                                                                              2002                    2001
                                                                       ----------------       -----------------
                                                                           (SUCCESSOR)            (PREDECESSOR)

$20 million Term Loan  - Kimco due May 20, 2005 (net of                $         16,323       $              --
  unamortized discount of $3,677)
Revolving Credit Facility - Kimco                                                15,250                      --
Mortgages notes due 2012 with interest rates from 7% to 7.6%                     22,600                      --

Pre-petition mortgage notes originally due on varying dates from                     --                  22,045
  February 1, 2001 to September 1, 2007
DIP Financing Facility                                                               --                  24,297
10 1/4% Senior Subordinated Notes originally due March 1, 2008                       --                 115,000
Capital lease obligations                                                         3,815                   5,490
                                                                       ----------------       -----------------

Total debt                                                                       57,988                 166,832
Less:
   Current portion of long-term debt                                              1,685                      --
   Revolving Credit  Facility - Kimco                                            15,250                      --
   DIP Financing Facility                                                            --                  24,297
   Pre-petition long-term debt                                                       --                 139,315
                                                                       ----------------       -----------------
Total long-term debt                                                   $         41,053       $           3,220
                                                                       ================       =================



Revolving Credit Facility with Congress Financial Corporation

The Company entered into a revolving credit facility with Congress Financial Corporation on May 20, 2002. The facility is a three-year $50 million secured revolving loan facility, which includes $25 million of availability for letters of credit and is secured by a first lien on the Company's inventory. The availability of borrowings under this facility generally is based on a percentage of eligible inventory and certain other assets, subject to certain reserves. The amounts reserved are based on a number of variables, including inventory levels, merchandise purchases and sales levels, and the types of reserves include inventory shrinkage, letters of credit outstanding, sales taxes and other liabilities of the Company. As of January 26, 2003 there were no amounts outstanding under the facility and $7.3 million of outstanding letters of credit. Availability as of January 26, 2003 was $9.4 million.

The credit facility allows the Company the option of prime rate loans or Eurodollar loans. Depending upon the Company's excess availability, loans under the facility bear interest at: either the prime rate plus 0.25% or 0.50%; or a Eurodollar rate plus 2.75%, 3% or 3.25%. The interest rates were increased by an amendment to the credit facility on February 10, 2003 (Note 13). The facility has an initial term of three years and renews for successive one-year terms thereafter unless the lender or the Company elects to terminate the facility as of the end of the initial term or any renewal term. The facility includes an unused line fee of 0.25% per annum, a servicing fee of $10,000 per calendar quarter, and an early termination fee in an amount equal to 2% of the amount of the maximum credit if the facility is terminated in whole during the first year, 1% during the second year, and 0.5% during the third year.

The facility contains a number of covenants, which restrict, among other things, Frank's ability to incur additional debt, pay dividends or make other restricted payments, grant liens, make loans, advances, and investments, engage in transactions with affiliates, dispose of assets, prepay and refinance debt, and make certain changes in its business. For certain days during the third and fourth quarters of 2002 the Company was not in compliance with a covenant in the facility that required a minimum ratio of inventory to accounts payable. On December 17, 2002, Congress Financial retroactively waived the non-compliance with the inventory to accounts payable covenant which occurred during certain accounting periods during the 2002 third and fourth quarters. On January 26, 2003, the Company was not in compliance with the inventory to accounts payable covenant and a covenant in the facility which required a minimum level of EBITDA. The required inventory to accounts payable ratio for January 26, 2003 was 6.00, and the actual ratio as such date was 2.32. The required minimum level of EBITDA for the period from May 20, 2002 through January 26, 2003 was $(4.4) million, and the actual level for such period was $(7.3) million.

As a result of obtaining more favorable vendor terms than originally anticipated and improved inventory management, the assumptions on which the financial projections were based in determining the financial covenants for the facility had changed. On February 10, 2003, the Company and Congress Financial entered into an amendment to the facility which waived the non-compliance with the financial covenants which occurred during the last two accounting periods of 2002 and the EBITDA covenant and revised the future measurements for these covenants (Note 13).

Term Loan and Revolving Credit Facility - Kimco Capital Corp.

On May 20, 2002, the Company also entered into a credit facility arranged by Kimco Capital Corp., providing for a $20 million term loan and $10 million of revolving loans. The Company and Kimco Capital Corp. amended the facility on January 23, 2003, providing for an increase in the amount of revolving loans available under the credit facility to $20 million. The credit facility is secured by certain of the Company's owned and leased real property and a second lien on the Company's inventory. These loans bear interest at 10.25% per year for an initial term of three years, with the option for the Company to renew the loans for up to an additional two years, provided that the Company is not then in default. A portion of the credit facility has been participated by Kimco Capital Corp. to Third Avenue Trust and/or its designees. On January 26, 2003, outstanding amounts under the credit facility included the $20 million term loan and $15.3 million of revolving loans.

In connection with the facility, the Company issued warrants to the participating lenders and their affiliates to purchase up to an aggregate of 5,869,565 shares of common stock at an exercise price of $1.15 per share, subject to certain anti-dilution adjustments. In connection with the amendment of the credit facility on January 23, 2003, the Company issued warrants to the lenders and their affiliates to purchase up to 5,000,000 shares of common stock at an exercise price of $2.00 per share, subject to certain anti-dilution adjustments.

In accordance with Accounting Principles Board 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" the issuer is required to allocate the proceeds received in a financing transaction that includes detachable warrants to the debt instrument and detachable warrants included in the exchange on a relative fair value basis. For 2002 all warrants became available for exercise and were included for valuation purposes. The independent valuation issued in connection with the Term Loan and Revolving Credit Facility $20 million proceeds resulted in an allocation to the warrants of $4.4 million as shown in the statement of shareholders' equity and the remaining $15.6 million to the Term Loan. The fair value of the warrants was based upon the Black-Scholes option pricing model. The following assumptions were used in the Black-Scholes option pricing model for warrants issued: risk-free interest rate of approximately 3.95%; an expected life of 3 years from the vest date based upon the warrant expiration date; 50% expected volatility; and no payments of dividends. The stock price volatility during the life of the warrants was estimated by reviewing the historical price volatility of other publicly traded specialty retailers. This was done due to the limited historical time period that Frank's common stock has been publicly traded (since September 2002). The $4.4 million is being amortized to interest expense over the initial term of the debt. As of January 26, 2003, the un-amortized discount is $3.7 million.

The credit facility contains a number of covenants, which restrict, among other things, Frank's ability to incur additional debt, pay dividends or make other restricted payments, grant liens, make loans, advances and investments, engage in transactions with affiliates, dispose of assets, enter into sale-leaseback arrangements, effect mergers, consolidations, and dissolutions or issue preferred stock. In addition, Frank's is required to prepay borrowings under this facility with the net cash proceeds from the sale of certain assets. The Kimco credit facility does not contain any financial covenants, but a default by the Company under its credit facility with Congress Financial would trigger a default under the Kimco credit facility.

DIP Financing Facility

On February 19, 2001, the Company entered into a two-year, $100 million debtor-in-possession financing agreement (the "DIP Financing Facility") with a lender to finance, among other things, the Company's working capital requirements during Chapter 11 Reorganization. Borrowings under the DIP Financing Facility were limited to the availability under a borrowing base which included eligible inventory and certain real estate interests. Borrowings were adjusted daily based upon cash availability and availability under the borrowing base. The interest rates were based upon a Base rate or Eurodollar rate plus an applicable margin based on availability as set forth in the DIP Financing Facility. The minimum interest rate was 7%. At January 27, 2002, availability under the DIP Financing Facility approximated $19.3 million with borrowings outstanding of $24.3 million.

The initial borrowings under the DIP Financing Facility were used to retire the Company's outstanding obligations under a credit facility that existed at January 28, 2001. The total debt retired and associated fees totaled $62.1 million, resulting in loss from the early extinguishment of debt of $4.2 million in the 2001 first half, primarily for the write-off of debt issue costs.

The DIP Financing Facility expired by its terms on the Effective Date (May 20,
2002). Frank's had borrowings outstanding of $13.6 million on the expiration date. A portion of the Term Loan proceeds was utilized to retire the DIP Financing Facility on the Effective Date. In conjunction with the retirement, a charge of $1.4 million for extinguishment of debt primarily related to the write-off of debt issue costs was recognized as a reorganization item.

Senior Subordinated Debt

Frank's had outstanding $115 million of 10 1/4% Senior Subordinated Notes originally due March 1, 2008 (the "10 1/4% Notes"). The 10 1/4% Notes were general unsecured obligations of Old Frank's, were subordinated in right of payment to all existing and future senior indebtedness. No interest payments were made on the 10 1/4% Notes during the pendency of the Chapter 11 Cases. In accordance with AICPA Statement of Position 90-7 no interest was accrued post-petition for the subordinated notes. On the Effective Date, pursuant to the Plan, indebtedness under the 10 1/4% Notes of $115 million, was cancelled, and the holders became entitled to receive Common Stock. Contractual interest for 2002 and 2001 was $6.2 million and $21.5 million, respectively.

Senior Debt

As part of the Plan, the pre-petition mortgage notes were renegotiated with interest rates between 7.0% and 7.6% and ten-year terms.

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

Cash interest paid was $3.8 million in 2002, $4.8 million in 2001, and $21.3 million in 2000.

The carrying and fair values of these financial instruments for 2002 and 2001 are presented below. The fair values for 2002 approximate market. The fair values for 2001 were based upon estimates and cancellation of debt pursuant to the plan of reorganization.


                                                       SUCCESSOR                 PREDECESSOR
                                                ----------------------      ----------------------
                                                         2002                        2001
                                                ----------------------      ----------------------
                                                Carrying        Fair        Carrying       Fair
                                                 Amount        Value         Amount        Value
                                                --------      --------      --------      --------
Kimco Revolving Facility                        $ 15,250      $ 15,250      $      -      $      -
Kimco Term Loan                                   16,323        20,000             -             -
Mortgage notes                                    22,600        22,600             -             -
Pre-petition mortgage notes                            -             -        22,045        22,045
Capital lease obligations                          3,815         3,815         5,490         5,490
DIP financing                                          -             -        24,297        24,297
10 1/4% Senior Subordinated notes due 2008             -             -       115,000             -
                                                --------      --------      --------      --------
   Total                                        $ 57,988      $ 61,665      $166,832      $ 51,832
                                                ========      ========      ========      ========



Scheduled Maturities

Aggregate maturities of long-term debt for each of the five years following January 26, 2003 and thereafter, assuming the unpaid balance at January 26, 2003 under the revolving credit facility remains unchanged and excluding capital lease obligations, are as follows:


    YEAR                          AMOUNT
--------------                  ----------
2003                             $ 15,815
2004                                  601
2005                               20,642
2006                                  684
2007                                  725
Thereafter                         19,383
                                ----------
   Total                         $ 57,850
                                ==========



The scheduled maturities reflect the expiration of the Kimco Revolving Loans in 2003 and the payment of the Kimco Term Loan for $20 million in 2005. The scheduled maturities are based on contractual payment terms.

NOTE 8: LEASES

The Company's capital leases are principally for retail store locations, for periods ranging up to 25 years. The Company's operating leases are principally for retail store locations, some of which include renewal, purchase or escalation clauses.

Annual minimum lease payments under all capital and operating leases with lease terms longer than one year at January 26, 2003 are as follows:


                                                                   CAPITAL          OPERATING
                                                                   LEASES             LEASES
                                                             -----------------   -----------------
2003                                                         $           1,393   $          13,188
2004                                                                       791              12,651
2005                                                                       820              11,536
2006                                                                       705              10,477
2007                                                                       541               8,747
Thereafter                                                                 885              34,713
                                                             -----------------   -----------------
Total debt                                                   $           5,135   $          91,312
                                                             =================   =================

Amount representing future interest                                     (1,320)
                                                             -----------------
Present value of net minimum lease obligations               $           3,815
                                                             =================
Future sublease rental income                                                    $           2,775
                                                                                 =================


Rent expense was $9.7 million for the thirty-six weeks ended January 26, 2003, $5.0 million for the sixteen weeks ended May 19, 2002, $15.4 million in 2002, $20.4 million in 2001 and $23.0 million in 2000. Rent expense includes additional rentals based on retail store sales (in excess of the minimums specified in leases) of $69,000 for the thirty-six weeks ended January 26, 2003, $42,000 for the sixteen weeks ended May 19, 2002, $133,000 in 2001 and $170,000 in 2000 and is reduced by sublease rental income of $560,000 for the thirty-six weeks ended January 26, 2003, $211,000 for the sixteen weeks ended May 19, 2002, $673,000 in 2001 and $581,000 in 2000.

NOTE 9: SHAREHOLDERS' EQUITY

The Company's authorized capital stock consists of 50,000,000 shares of common stock, par value $.001 per share and 10,000,000 shares of preferred stock, par value $.001 per share. On May 20, 2002, pursuant to the Plan 20,000,000 shares of common stock were reserved and will be distributed to the Company's former creditors of which 13,346,642 shares have been distributed as of January 26, 2003.

The holders of the Company's common stock are entitled to one vote per share upon each matter submitted to a vote at a meeting of stockholders. Holders of common stock are entitled to receive ratable dividends, if any, as may be declared by the Company's board of directors out of funds legally available.

On May 20, 2002 the Company issued warrants to acquire an aggregate of 913,044 shares of the Company's common stock at an exercise price of $1.38 per share for the old equity holders of FNC Holdings, Inc. These warrants may be exercised in whole or in part at any time until the later of May 20, 2006. In addition the Company issued warrants to acquire an aggregate of 5,869,565 shares of the Company's common stock to certain of the Company's lenders and their affiliates. These warrants may be exercised in whole or in part at any time until the later of May 20, 2005 or the repayment or termination of the related credit facility. The warrant can be exercised at a price of $1.15 per share, subject to certain adjustments in the event that the Company issues any shares of its common stock or securities convertible into such shares at below fair market value. On January 23, 2003, the Company issued warrants to acquire an aggregate of 5,000,000 shares of the Company's common stock to Kimco Realty Services, Inc., an affiliate of Kimco Capital Corp., in connection with, and in consideration for, an amendment to the Company's credit facility with Kimco Capital Corp. These warrants may be exercised in whole or in part at any time until the later of May 20, 2005 or the repayment or termination of the related credit facility. These warrants can be exercised at a price of $2.00 per share, subject to certain adjustments.

On May 20, 2002 pursuant to the plan of reorganization, the Company adopted its 2002 Stock Option Plan. The plan, which is administered by the Compensation Committee of the Company's Board of Directors, allows for the issuance of stock options to the Company's key employees and non-employee directors representing the right to acquire up to an aggregate of 3,652,174 shares of the Company's common stock. The Committee has the discretion to determine which key employees and non-employee directors receive options under the Plan, the number of options granted to such participants, and the grant date, vesting schedule, and the expiration date of the options granted. The exercise price of the options granted under the Plan also will be determined by the Committee but will be not less than the fair value of the underlying stock on the date of grant, if the option is intended to qualify as performance-based compensation under Section 162 (m) of the Internal Revenue Code. In addition, any incentive options granted to an owner of more than 10% of the Company's voting capital stock will have an exercise price of not less than 110% of the fair market value of the underlying stock on the date of grant. Options issued to date under this plan generally vest over a three-year period and expire ten years from the grant date.

On September 12, 2002 the Company granted options to key executives and outside directors for 2,476,117 in two groupings with a grant price of $1.15 per share. The first group of options for 1,826,117 were to vest over two years, with 50% vested at September 12, 2002 and the remaining 50% on May 20, 2003. The options that vested at September 12, 2002 will expire July 31, 2003 if not exercised and the remaining 50% will not vest. The second group of options for 650,000 will vest over three years (33 1/3% per year) beginning May 20, 2003 and will expire ten years from grant date if not exercised.

The Company applied APB Opinion No. 25 and related interpretations in accounting for these stock option grants; accordingly, no compensation cost has been recognized (Note 2).

A summary of changes in stock options are as follows:



                                                      Shares                  Option Price
                                               ---------------------     ------------------------
Outstanding at January 27, 2002                                   0
Options Granted                                           2,476,117                        $1.15
Option cancelled                                          (913,059)                        $1.15
                                               ---------------------

Outstanding at January 26, 2003                           1,563,058
                                               =====================



The following table summarizes information about options outstanding as of January 26, 2003:

Exercise Price                                                $1.15
Options outstanding:
  Number outstanding                                      1,563,058
  Weighted average remaining
      contractual life                                          4.3
  Weighted average exercise price                             $1.15
Options exercisable:
  Number exercisable                                        913,058
  Weighted average exercise price                             $1.15

The per share weighted-average fair value of stock options granted in the thirty-six weeks ended January 26, 2003 was $.54 on the grant date using the Black Scholes option-pricing model with weighted average assumptions as follows: expected dividend yield of 0%; stock price volatility of 50%; a risk free interest rate of 3.07%; and an expected option term of 5 years.

In addition, the Company had 2,089,116 additional shares available for future grants under the 2002 Stock Option Plan at January 26, 2003.

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

NOTE 12: RELATED PARTY TRANSACTIONS

Included in cost of sales and interest expense for 2002 is approximately $0.8 million and $1.3 million for lease payments and interest respectively, to Kimco Capital Corp. and its affiliates, a majority shareholder of the Company.

NOTE 13: SUBSEQUENT EVENT

On February 10, 2003, the Company and Congress Financial entered into an amendment to the revolving credit facility which waived the non-compliance with the financial covenants which occurred during the last two accounting periods of 2002, revised the measurement of minimum levels of inventory from a daily to a weekly basis, lowered the minimum quarterly EBITDA levels, revised the minimum ratio of inventory to accounts payable to be a ratio of accounts payable to inventory and increased the interest rates for the facility. The interest rates under the facility were increased to prime rate plus 0.25% or 0.75% or a Eurodollar rate plus 2.75%, 3.25% or 3.5%. The amended financial covenants are measured only if the Company's average excess availability under the credit facility over a four-week period falls below $9 million. In such event, the minimum EBITDA covenant is measured quarterly and the minimum accounts payable to inventory ratio covenant is measured for each accounting period, and the minimum levels required by each covenant vary period to period.

NOTE 14: Selected Quarterly Financial Data (Unaudited)

         The following tables present unaudited financial data of the Company for each fiscal quarter of 2002 and 2001. All dollar amounts are stated in thousands, except per share data.



                                                               FIRST QUARTER   SECOND QUARTER   THIRD QUARTER    FOURTH QUARTER
2002                                                           (PREDECESSOR)     (SUCCESSOR)      (SUCCESSOR)      (SUCCESSOR)
                                                               -------------     -----------      -----------      -----------
Net sales                                                           $110,992         $89,070          $39,612          $75,474
Gross profit                                                          30,236          24,424            5,037           20,742
Restructuring and other related charges                               21,839              --            1,397             (270)
Reorganization income                                                183,839              --               --               --
Net income (loss)                                                    158,281           2,771          (15,939)          (4,463)

Earnings (loss) per share - basic and diluted                             (2)           0.14            (0.80)           (0.22)

Weighted average shares outstanding - basic and diluted (1)               (2)         20,000           20,000           20,000



   (1) Basic earnings per share for the second, third and fourth quarter is computed by dividing earnings on common shares by the weighted average number of common shares outstanding during each quarter. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.

   (2)    No earnings (loss) per share is shown for the Predecessor quarter.
          The outstanding common stock of 1,000 shares was held by FNC Holdings, Inc., the sole shareholder of the Predecessor company. There was no public trading market for the outstanding shares.



                                                FIRST QUARTER     SECOND QUARTER     THIRD QUARTER      FOURTH QUARTER
2001                                            (PREDECESSOR)      (PREDECESSOR)      (PREDECESSOR)      (PREDECESSOR)
                                                -------------      -------------      -------------      -------------
Net sales                                            $153,138            $86,701            $45,704            $85,874
Gross profit                                           41,548             15,651             (4,799)            21,167
Restructuring and other related charges                 1,702              5,279              5,112             28,794
Net loss                                               (7,157)           (18,391)           (33,117)           (33,331)

                         FRANK'S NURSERY & CRAFTS, INC.
                 Schedule II - Valuation and Qualifying Accounts
                       Thirty-six weeks ended January 26,
               2003, sixteen weeks ended May 19, 2002, and fiscal
               years ended January 27, 2002 and January 28, 2001
                             (dollars in thousands)

                                                                          ADDITIONS                             DEDUCTIONS
                                                               --------------------------------      -------------------------------
                                                   BALANCE       CHARGED            CHARGED                               BALANCE
                                                  BEGINNING        TO               TO OTHER          WRITE-OFFS/        AT END OF
                                                  OF PERIOD      EXPENSE            ACCOUNTS          RECOVERIES           PERIOD
                                                -------------  -----------       --------------      -------------      ------------
ALLOWANCE FOR:
   RETURNS & ALLOWANCES AND DOUBTFUL ACCOUNTS

Successor:
   Thirty-six weeks ended January 26, 2003      $         -    $      295        $          -        $         -        $       295

INVENTORY VALUATION RESERVE:

Successor:
   Thirty-six weeks ended January 26, 2003      $     3,251    $    1,994        $          -        $     2,125  (1)   $     3,120

Predecessor:
   Sixteen weeks ended May 19, 2002             $     7,503    $        -        $          -        $     4,252  (1)   $     3,251

   Fiscal year ended 2001                       $     1,274    $    8,076        $          -        $     1,847  (1)   $     7,503

   Fiscal year ended 2000                       $     1,556    $        -        $          -        $       282  (1)   $     1,274

PROVISION FOR STORE CLOSINGS:

Predecessor:
   Sixteen weeks ended May 19, 2002             $        18             -                   -        $        18                  -

   Fiscal year ended 2001
         Current                                $     1,498    $       92  (7)   $          -        $       873  (2)   $         -
                                                                                                             699  (8)            18
   Fiscal year ended 2000
         Current                                $     2,502    $      873  (2)   $        100  (3)   $     1,126  (4)   $         -
                                                                                                             851  (5)         1,498

         Non-current                            $     6,205    $        -        $          -        $       100  (6)   $         -
                                                                                                           6,105  (5)             -

(1)  Represents reduction against cost of goods sold.
(2)  Represents severance and taxes for the 2000 Store Closure Program.
(3)  Reclassification from noncurrent portion of reserve.
(4)  Represents payments of liabilities and loss on sale of property.
(5)  Represents charge for restructuring and asset impairment.
(6)  Reclassification to current portion of reserve.
(7)  Represents charge for restructuring.
(8)  Represents payments of liabilities.

                                  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
-----------       -----------

2.1 Second Amended Joint Plan of Reorganization of Frank's Nursery and Crafts, Inc and FNC Holding, Inc. (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated May 7, 2002) (File No. 033-43504-01)

3.1 Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 11, 2002) (File No. 033-43504-01)

3.2 Bylaws (filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 11,
                  2002) (File No. 033-43504-01)

3.3 Certificate of Merger of FNC Holdings, Inc. and New Frank's Delaware, Inc. (filed as Exhibit 3.3 to the Registrant's Registration Statement on Form 10) (File No. 000-50158)

4.1 Investor Rights Agreement, dated as of May 20, 2002, by and between the Registrant and certain holders of warrants to acquire common stock of the Registrant (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 11, 2002) (File No. 033-43504-01)

4.2 Stock Purchase Warrant, dated as of May 20, 2002, granted to Kimco Realty Services, Inc. (filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 11, 2002) (File No. 033-43504-01)

4.3 Stock Purchase Warrant, dated as of May 20, 2002, granted to Third Avenue Trust (filed as Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 11, 2002) (File No. 033-43504-01)

4.4 Stock Purchase Warrant, dated as of May 20, 2002, granted to Cypress Merchant Banking Partners, L.P. (filed as Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 11, 2002) (File No. 033-43504-01)

4.5 Stock Purchase Warrant, dated as of May 20, 2002, granted to Cypress Garden Ltd. (filed as Exhibit 4.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 11, 2002) (File No. 033-43504-01)

4.6 Stock Purchase Warrant, dated as of May 20, 2002, granted to Joseph Baczko (filed as Exhibit 4.6 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 11, 2002) (File No. 033-43504-01)

EXHIBIT NO.       DESCRIPTION
-----------       -----------

4.7 Stock Purchase Warrant, dated as of January 23, 2003, granted to Kimco Realty Services, Inc. (filed as Exhibit 4.7 to the Registrant's Registration Statement on Form 10) (File No. 000-50158)

10.1 Loan and Security Agreement, dated May 20, 2002, by and among the Registrant and Congress Financial Corporation, as agent for the lenders (filed as Exhibit 10.14 to the Registrant's Current Report on Form 8-K dated July 25, 2002) (File No. 033-43504-01)

10.2 First Amendment to Loan and Security Agreement, dated as of May 20, 2002, among the Registrant, Congress Financial Corporation, as Administrative Agent, and the Lenders party thereto (filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 11,
                  2002) (File No. 033-43504-01)

10.3 Credit and Security Agreement, dated as of May 20, 2002, between the Registrant and Kimco Capital Corp. (filed as
                  Exhibit 10.13 to the Registrant's Current Report on Form 8-K dated July 25, 2002) (File No. 033-43504-01)

10.4 First Amendment and Waiver to Credit and Security Agreement, dated as of January 23, 2003, among the Registrant and Kimco Capital Corp. (filed as Exhibit 10.4 to the Registrant's Registration Statement on Form 10) (File No. 000-50158)

10.5 Frank's Nursery & Crafts, Inc. 2002 Stock Option Plan, as amended

10.6 Employment Agreement, dated as of December 1, 2002, between the Registrant and Adam Szopinski (filed as Exhibit 10.9 to the Registrant's Registration Statement on Form 10) (File No. 000-50158)

10.7 Employment Agreement, dated as of December 1, 2002, between the Registrant and Alan J. Minker (filed as Exhibit 10.10 to the Registrant's Registration Statement on Form 10) (File No. 000-50158)

10.8 Employment Agreement, dated as of December 1, 2002, between the Registrant and Kim Horner (filed as Exhibit 10.11 to the Registrant's Registration Statement on Form 10) (File No. 000-50158)

10.9 Employment Agreement, dated as of December 1, 2002, between the Registrant and Keith Oreson (filed as Exhibit 10.12 to the Registrant's Registration Statement on Form 10) (File No. 000-50158)

EXHIBIT NO.       DESCRIPTION
-----------       -----------

10.10 Agreement, dated as of December 1, 2002, between the Registrant and Joseph Nusim, with regard to consulting services (filed as Exhibit 10.13 to the Registrant's Registration Statement on Form 10) (File No. 000-50158)

10.11 Employment Agreement, dated as of December 1, 2002, between the Registrant and John Heidt (filed as Exhibit 10.14 to the Registrant's Registration Statement on Form 10) (File No. 000-50158)

10.12 Waiver and Amendment No. 2 to Loan and Security Agreement, dated as of February 10, 2003, among the Registrant, Congress Financial Corporation, as Administrative Agent, and the Lenders party thereto (filed as Exhibit 10.15 to the Registrant's Registration Statement on Form 10) (File No. 000-50158)

10.13 Employment Agreement, dated as of April 1, 2003, between the Registrant and Bruce Dale

16.1 Letter of Ernst & Young LLP regarding change in certifying accountant (filed as Exhibit 16.1 to the Registrant's Current Report on Form 8-K dated June 18, 2002) (File No. 033-43504-01)