Form 10-K/A
period 2003-01-26
FRANKS NURSERY & CRAFTS INC
filed 2003-05-13
CIK 38792

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 26, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
     _______________

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES X NO
                         ---   ---

         As of April 25, 2003, the registrant had 13,691,197 shares of common stock outstanding.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2003               FRANK'S NURSERY & CRAFTS, INC.


                                  By:  /s/ Alan Minker
                                     ------------------------------------------
                                       Alan Minker
                                       Senior Vice President,
                                       Chief Financial Officer and Treasurer

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

10.4 First Amendment and Waiver to Credit and Security Agreement, dated as of January 23, 2003, among the Registrant and Kimco Capital Corp. (filed as Exhibit 10.4 to the Registrant's Registration Statement on Form 10) (File No. 000-50158)

*10.5             2002 Stock Option Plan, as amended

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

EXHIBIT NO.       DESCRIPTION
-----------       -----------

10.10 Agreement, dated as of December 1, 2002, between the Registrant and Joseph Nusim, with regard to consulting services (filed as Exhibit 10.13 to the Registrant's Registration Statement on Form 10) (File No. 000-50158)

10.11 Employment Agreement, dated as of December 1, 2002, between the Registrant and John Heidt (filed as Exhibit 10.14 to the Registrant's Registration Statement on Form 10) (File No. 000-50158)

10.12 Waiver and Amendment No. 2 to Loan and Security Agreement, dated as of February 10, 2003, among the Registrant, Congress Financial Corporation, as Administrative Agent, and the Lenders party thereto (filed as Exhibit 10.15 to the Registrant's Registration Statement on Form 10) (File No. 000-50158)

*10.13 Employment Agreement, dated as of April 1, 2003, between the Registrant and Bruce Dale

16.1 Letter of Ernst & Young LLP regarding change in certifying accountant (filed as Exhibit 16.1 to the Registrant's Current Report on Form 8-K dated June 18, 2002) (File No. 033-43504-01)

99.1 Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------
*    Previously filed