Form 10-Q
period 2003-05-18
FRANKS NURSERY & CRAFTS INC
filed 2003-07-02
CIK 38792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 18, 2003

                                       OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                 For the transition period from _____ to ______

                         Commission file number: 0-50158

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

     Yes                 [ ]                  No                 [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at July 2, 2003

     COMMON STOCK $.001 PAR VALUE                         13,919,459

                         FRANK'S NURSERY & CRAFTS, INC.


                                      INDEX

PART I -                FINANCIAL INFORMATION                                                               PAGE NO.

        Item 1.         Unaudited Financial Statements:


                        Balance Sheets as of May 18, 2003, May 19, 2002
                        and January 26, 2003                                                                   3

                        Statements of Income for the sixteen weeks ended
                        May 18, 2003 and the sixteen weeks ended May 19, 2002                                  4

                        Statements of Changes in Shareholders' Equity (Deficit)
                        for the sixteen weeks ended May 18, 2003, the thirty-six
                        weeks ended January 26, 2003 and the sixteen weeks ended
                        May 19, 2002                                                                           5

                        Statements of Cash Flows for the sixteen weeks
                        ended May 18, 2003 and the sixteen weeks ended May 19,                                 6
                        2002


                        Notes to Financial Statements                                                          7

        Item 2.         Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                                         10

        Item 3          Quantitative and Qualitative Disclosures about Market Risk                            13

        Item 4          Controls and Procedures                                                               14

PART II -               OTHER INFORMATION



        Item 2.         Changes in Securities and Use of Proceeds                                             14

        Item 6.         Exhibits and Reports on Form 8-K                                                      14

SIGNATURE                                                                                                     15

CERTIFICATIONS                                                                                                16

                         FRANK'S NURSERY & CRAFTS, INC.
                                 BALANCE SHEETS
                  (Dollars in thousands, except for par value)

                                                                     May 18,      May 19,    January 26,
                                                                      2003         2002         2003
                                                                  ------------  -----------  ------------
                                                                  (Successor)  (Predecessor) (Successor)
ASSETS                                                            (Unaudited)   (Unaudited)
                                                                                Restated (1)
Current assets:
      Cash and cash equivalents                                     $  14,107    $  10,499    $   3,068
      Marketable securities                                             1,042        1,001        1,030
      Accounts receivable, net                                            948        1,920        1,218
      Merchandise inventory                                            76,593       61,625       39,050
      Assets to be disposed of                                                       6,497          200
      Prepaid expenses and other current assets                         4,226        5,653        4,076
                                                                    ---------    ---------    ---------
Total current assets                                                   96,916       87,195       48,642

Property, plant and equipment, net                                     54,612       90,836       55,126
Other assets and deferred charges                                       4,335        6,650        3,713
                                                                    ---------    ---------    ---------
Total assets                                                        $ 155,863    $ 184,681    $ 107,481
                                                                    =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable                                              $  57,761    $  42,864    $  16,781
      Accounts payable pre-petition                                                 32,539
      Accrued expenses                                                 27,008       32,834       17,630
      Accrued expense payables pre-petition                             1,701       27,408        1,902
      Liability for lease rejections                                                15,450
      Notes payable to banks                                           12,214       13,647
      Notes payable                                                                              15,250
      Current portion of long term debt                                 1,474      137,909        1,685
      Pre-petition long-term debt (including subordinated
      debt of $115,000)
                                                                    ---------    ---------    ---------
Total current liabilities                                             100,158      302,651       53,248
                                                                    ---------    ---------    ---------

Long-term debt:
      Senior debt, less current portion                                24,409        3,528       24,730
      Term Loan, net of unamortized discount                           16,811                    16,323
                                                                    ---------    ---------    ---------
Total long-term debt                                                   41,220        3,528       41,053
                                                                    ---------    ---------    ---------

Other liabilities                                                       3,603        3,494        3,334

Shareholders' equity (deficit):
      Predecessor common stock $1.00 par value,                                          1
        1,000 shares authorized, 1,000 shares issued
        and outstanding
      Successor preferred stock $.001 par value,
        10,000,000 shares authorized, none issued
      Successor common stock $.001 par value,                              20                        20
        50,000,000 shares authorized, 13,691,197 shares
        issued and outstanding and 6,308,803 shares
        to be issued
      Additional paid-in-capital                                       27,457      165,999       27,457
      Net parent investment                                                         16,117
      Retained deficit                                                (16,595)    (307,109)     (17,631)
                                                                    ---------    ---------    ---------
Total shareholder's equity (deficit)                                   10,882     (124,992)       9,846
                                                                    ---------    ---------    ---------
Total liabilities and shareholders' equity (deficit)                $ 155,863    $ 184,681    $ 107,481
                                                                    =========    =========    =========

(1) The balances at May 19, 2002 have been restated to reflect a reorganization item for extinguishment of debt of $1,439 belonging to the Predecessor.

See accompanying notes to financial statements.

                         FRANK'S NURSERY & CRAFTS, INC.
                        STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        Sixteen Weeks Ended  Sixteen Weeks Ended
                                                              May 18,            May 19,
                                                               2003               2002
                                                             ---------          ---------
                                                            (Successor)       (Predecessor)
                                                                              (Restated) (1)

NET SALES                                                    $ 116,652          $ 110,992

OPERATING COSTS AND EXPENSES:
       Cost of goods sold, including buying and occupancy       81,288             80,756
       Selling, general, and administrative                     31,480             31,490
       Restructuring and other related charges                                     21,839
       Other income                                               (119)              (118)
                                                             ---------          ---------
         Total operating costs and expenses                    112,649            133,967
                                                             ---------          ---------

INCOME (LOSS) FROM OPERATIONS                                    4,003            (22,975)
INTEREST EXPENSE (CONTRACTUAL INTEREST OF $6,210 FOR THE         2,967              2,583
  SIXTEEN WEEKS ENDED MAY 19, 2002)
                                                             ---------          ---------
INCOME (LOSS) BEFORE REORGANIZATION ITEMS AND INCOME TAXES       1,036            (25,558)
                                                             ---------          ---------
REORGANIZATION ITEMS:
       Gain on cancellation of pre-petition liabilities                           184,954
       Fresh start adjustments                                                        324
       Extinguishment of debt                                                      (1,439)
                                                             ---------          ---------
         Total reorganization items                                               183,839
                                                             ---------          ---------
INCOME TAX EXPENSE
                                                             ---------          ---------
NET INCOME                                                   $   1,036          $ 158,281
                                                             =========          =========

INCOME PER SHARE -- BASIC AND DILUTED                        $    0.05
                                                             =========

WEIGHTED AVERAGE SHARES OUTSTANDING -- BASIC AND DILUTED        20,000
                                                             =========

(1) The sixteen weeks ended May 19, 2002 have been restated to reflect a reorganization item for extinguishment of debt of $1,439 belonging to the Predecessor.

See accompanying notes to financial statements.

                         FRANK'S NURSERY & CRAFTS, INC.
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
 SIXTEEN WEEKS ENDED MAY 18, 2003, THIRTY-SIX WEEKS ENDED JANUARY 26, 2003, AND
                      THE SIXTEEN WEEKS ENDED MAY 19, 2002
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                      Common         Stock      Additional    Retained        Net         Total
                                                      Number          Par        Paid-in       Deficit       Parent    Shareholders'
                                                    of Shares        Value       Capital                   Investment     Equity
                                                                                                                         (Deficit)
                                                   -----------      --------    ---------    ----------    ----------   -----------
Predecessor:
Balance at January 27, 2002                              1,000      $      1    $ 165,999    $ (280,112)   $   16,117   $   (97,995)
   Net loss excluding plan of
      reorganization and fresh start adjustments                                                (25,558)                    (25,558)
   Effect of plan of reorganization and fresh
      start adjustments:
       Cancellation of old common stock                 (1,000)           (1)    (165,999)                                 (166,000)
       New common stock                             20,000,000            20       22,980                                    23,000
       Cancellation of net parent investment                                                                  (16,117)      (16,117)
       Extinguishment of debt                                                                    (1,439)                     (1,439)
       Other fresh start adjustments                                                            307,109                     307,109
                                                   -----------      --------    ---------    ----------    ----------   -----------
Successor:
Balance at May 20, 2002                             20,000,000            20       22,980             0             0        23,000
 Issuance of 10,869,565 warrants in connection
     with Term Loan debt                                                            4,436                                     4,436

 Expense for stock options issued                                                      41                                        41
 Net loss                                                                                       (17,631)                    (17,631)
                                                   -----------      --------    ---------    ----------    ----------   -----------
Balance at January 26, 2003                         20,000,000            20       27,457       (17,631)            0         9,846
 Net income                                                                                       1,036                       1,036
                                                   -----------      --------    ---------    ----------    ----------   -----------
Balance at May 18, 2003                             20,000,000 (1)  $     20    $  27,457    $  (16,595)   $        0   $    10,882
                                                   ===========      ========    =========    ==========    ==========   ===========

(1)  13,691,197 shares issued and 6,308,803 to be issued.

See accompanying notes to financial statements.

                          FRANK'S NURSERY & CRAFTS, INC
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                             Sixteen Weeks Ended  Sixteen Weeks Ended
                                                                                    May 18,            May 19,
                                                                                     2003                2002
                                                                                 ------------       -------------
                                                                                  (Successor)      (Predecessor)
                                                                                                    Restated (1)
OPERATING ACTIVITIES:
Net income                                                                         $   1,036          $ 158,281
Adjustments to reconcile net income to net cash
  provided by operating activities:
       Depreciation                                                                    1,016              4,900
       Amortization                                                                      666                632
       Non cash portion of restructuring and other related charges                                       17,572
       Debt issue costs                                                                                   1,079
       Gain on cancellation of pre-petition liabilities                                                (184,991)
       Fresh start adjustments                                                                             (324)
       Other                                                                             229               (939)
                                                                                   ---------          ---------
                                                                                       2,947             (3,790)
Changes in assets and liabilities, net of effects of fresh start adjustments and gain on cancellation of pre-petition liabilities:
       Marketable securities                                                             (12)                (9)
       Notes receivable                                                                                   1,631
       Accounts receivable                                                               270                885
       Inventory                                                                     (37,543)           (23,996)
       Prepaid expenses                                                                 (150)             1,405
       Other non current assets                                                         (800)              (349)
       Accounts payable                                                               40,980             35,440
       Accrued expenses                                                                9,177              8,284
                                                                                   ---------          ---------
Net cash provided by operating activities                                             14,869             19,501
                                                                                   ---------          ---------

INVESTING ACTIVITIES:
       Additions to property, plant and equipment                                       (502)              (605)
       Net proceeds from asset sales                                                     240              2,566
                                                                                   ---------          ---------
Net cash provided by (used in) investing activities                                     (262)             1,961
                                                                                   ---------          ---------

FINANCING ACTIVITIES:
       Increase (decrease) in notes payable to banks (net)                            12,214            (10,650)
       Payment of long-term debt and capital leases                                     (532)            (2,183)
       Decrease in notes payable (net)                                               (15,250)
                                                                                   ---------          ---------
Net cash used in financing activities                                                 (3,568)           (12,833)
                                                                                   ---------          ---------

Net change in cash and cash equivalents                                               11,039              8,629
Cash and cash equivalents at beginning of period                                       3,068              1,870
                                                                                   ---------          ---------
Cash and cash equivalents at end of period                                         $  14,107          $  10,499
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

Pursuant to the Plan, the following transactions were completed on or about the Effective Date:

o all of Old Frank's and Holdings issued and outstanding common stock was cancelled;

o Old Frank's merged with and into Holdings, and then changed its name to Frank's which was reincorporated in Delaware (the "Merger");

o certain indebtedness of the Debtors was cancelled in exchange for cash and/or common stock, par value $.001 per share, of Frank's ("Common Stock"), the first installment of which was issued on September 12, 2002;

o executory contracts or unexpired leases to which any Debtor was a party were assumed, or rejected;

o members of the board of directors and officers of Frank's were elected and began serving their respective terms; and

o the overall corporate structure was simplified through the restructuring and dissolution of certain Old Frank's and Holdings subsidiaries.

On the Effective Date, 50,000,000 shares of Common Stock were authorized and (a) 20,000,000 shares of Common Stock were reserved for distribution in respect of claims against the Debtors, (b) 913,044 shares of Common Stock were reserved for issuance of warrants to purchase shares of common Stock ("Warrants") at an exercise price of $1.38 for the old equity holders of Holdings (c) 3,652,174 shares of Common Stock were reserved for a new stock option plan, which was implemented in accordance with the Plan and (d) 5,869,565 shares of Common Stock were reserved for the conversion rights of Kimco Capital Corporation and its affiliates ("Kimco") as part of the exit financing. In addition, on the Effective Date, Frank's entered into a three-year $50 million secured revolving credit facility, that includes $25 million for letters of credit with Congress Financial Corporation as agent for a syndicate of lenders and a $30 million term and revolving loan with Kimco.


BASIS OF PRESENTATION

The Company emerged from Chapter 11 bankruptcy proceedings on May 20, 2002, which for financial reporting purposes, the Company deemed the effective date of the plan of reorganization. Fresh start reporting was implemented as of May 20, 2002, and accordingly, at such date all assets and liabilities were restated to reflect their respective fair values. For financial reporting purposes, references to "Predecessor" refer to the Company's predecessors on and prior to May 20, 2002, and references to "Successor" refer to the Company on and after May 20, 2002, after giving effect to the implementation of fresh start reporting. Successor financial statements are not comparable to Predecessor financial statements.

The accompanying financial statements for the sixteen weeks ended May 19, 2002 (Predecessor) have been presented in accordance with SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" and assumed that the Debtors would continue as a going concern. In the Chapter 11 Cases, substantially all unsecured liabilities as of the Petition Date were subject to compromise or other treatment under the Plan. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction were dependent on the outcome of the Chapter 11 Cases were segregated and classified as pre-petition liabilities in the accompanying balance sheet as of May 19, 2002.

Pursuant to SOP 90-7, professional fees and other costs associated with the Chapter 11 Cases were expensed as incurred and reported as restructuring items. Interest expense was reported only to the extent that it was expected to be paid following the Chapter 11 Cases.

The accompanying unaudited financial statements include all adjustments, consisting only of normal, recurring adjustments and accruals, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. Results of operations for interim periods may not be indicative of future results. The unaudited financial statements should be read in conjunction with the audited financial statements included in Frank's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended January 26, 2003.



(2)  STOCK OPTIONS

The Company accounts for stock-based compensation issued to its employees and non-employee directors in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, the Company has adopted the "disclosure only" provisions of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires new prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

For SFAS No. 148 purposes, the fair value of each option granted under the Company's stock option plan is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%; stock price volatility of 50%; risk free interest rates ranging from 2.86% to 3.07%; and an expected option term of 5 years.


If the Company had elected to recognize the compensation cost of its stock option plan based on the fair value method of accounting, net income and net income per share for the sixteen weeks ended May 18, 2003 would have been decreased to the pro forma amounts below:


                                                         (000's)
Net income, as reported                                 $  1,036
Total stock-based compensation expense determined
  under the fair value method for stock options
  awarded during the sixteen weeks ended May 18, 2003       (170)
                                                        --------

Pro forma net income                                    $    866
                                                        ========

Weighted average number of shares                         20,000
   outstanding - basic and diluted

Basic and diluted income per share:
  As reported - basic and diluted                       $   0.05
                                                        ========
  Pro forma - basic and diluted                         $   0.04
                                                        ========

(3)  INCOME PER SHARE

Basic income per share is computed by dividing net income on common shares by the weighted average number of common shares outstanding during each period. For purposes of the per share calculation, 20,000,000 shares were used which represent 13,691,197 shares outstanding and 6,308,803 shares to be issued. Diluted income per share reflects per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. For the 2003 first quarter there were no dilutive incremental shares that would have been exercisable and outstanding under the 2002 Stock Option Plan or the warrant agreements.


(4)  RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, and specifies criteria for the recognition and reporting of intangible assets apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets with definite useful lives will be amortized over such lives to their estimated residual values. SFAS No. 142 was adopted as of May 19, 2002. As a result of the chapter 11 bankruptcy proceedings and the write-off of goodwill in the fiscal year ended January 27, 2002, the adoption of SFAS No. 141 and SFAS No.142 by the Company in the sixteen weeks ended May 19, 2002 had no impact on the Company's earnings or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is being evaluated by the Company to determine what impact, if any the adoption of the provisions will have on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere in this Quarterly Report, and with the audited financial statements and notes thereto included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended January 26, 2003.


FRESH START REPORTING AND FACTORS AFFECTING COMPARABILITY OF FINANCIAL
INFORMATION

         The Company emerged from Chapter 11 bankruptcy proceedings on May 20, 2002, which for financial reporting purposes, the Company deemed the effective date of the plan of reorganization. Fresh start reporting was implemented as of May 20, 2002, and accordingly, at such date all assets and liabilities were restated to reflect their respective fair values. For financial reporting purposes, references to "Predecessor" refer to the Company's predecessors on and prior to May 20, 2002, and references to "Successor" refer to the Company on and after May 20, 2002, after giving effect to the implementation of fresh start reporting. Successor financial statements are not comparable to Predecessor financial statements.

RESULTS OF OPERATIONS

2003 COMPARED TO 2002

                                                 Sixteen Weeks      Sixteen Weeks
                                                    Ended              Ended
                                                    May 18,            May 19,
                                                     2003               2002
                                                  (Successor)       (Predecessor)
                                                 -------------      -------------
                                                    (000's)            (000's)
Net sales                                          $ 116,652          $ 110,992

Operating costs and expenses:
   Cost of sales, including buying and occupancy      81,288             80,756
   Selling, general, and administrative               31,480             31,490
   Restructuring and other related charges                               21,839
   Other income                                         (119)              (118)
                                                   ---------          ---------
     Total operating costs and expenses              112,649            133,967
                                                   ---------          ---------
Income (loss) from operations                          4,003            (22,975)
Interest expense                                       2,967              2,583
Reorganization income                                                   183,839
                                                   ---------          ---------
Net income                                         $   1,036          $ 158,281
                                                   =========          =========

         NET SALES. Net sales were $116.7 million for the sixteen weeks ended May 18, 2003 ("2003"), an increase of $5.7 million or 5.1% compared with net sales of $111.0 million for the sixteen weeks ended May 19, 2002 ("2002"). This sales increase was driven by a more comprehensive marketing program and better quality live goods. Comparative store sales (stores open for the full time for the periods presented) increased 5.1% for 2003.

         COST OF SALES, INCLUDING BUYING AND OCCUPANCY. Cost of sales were $81.3 million for 2003 compared with $80.8 million for 2002. Cost of sales, as a percentage of net sales, was 69.6% in 2003 compared with 72.8% in 2002. This percentage decline of 3.2 % is due primarily to lower depreciation resulting from fresh start accounting.

         SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses for 2003 were $31.5 million compared with $31.5 million for 2002. As a percentage of net sales, SG&A expenses were 26.9% for 2003 compared with 28.4% for 2002.

         RESTRUCTURING AND OTHER RELATED CHARGES. The charge for 2002 of $21.8 million included the following: $15.5 million for costs of lease rejections; $2.6 million for professional fees; $1.8 million for severance and employee retention plans approved by the bankruptcy court while under Chapter 11 bankruptcy; $1.1 million for costs of mortgage debt; and miscellaneous expenses of $0.8 million. The $15.5 million liability for the costs of rejected store leases represented an estimate of the maximum claim allowed under bankruptcy law. In accordance with the plan of reorganization, these claims were treated as general unsecured claims and resulted in a cancellation of debt and recognized as a reorganization item. The $1.1 million liability for costs of mortgage debt represented an estimate to properly state the pre-petition long-term debt in accordance with the plan of reorganization.

         OTHER INCOME. Other income, primarily related to gains from the sale of property and leases, was $0.1 million for 2003 compared to $0.1 million for 2002.

         INTEREST EXPENSE. Interest expense for 2003 was $3.0 million compared with $2.6 million for 2002. Higher interest expense for 2003 was due primarily to interest for the Term Loan.

         REORGANIZATION ITEMS. A gain of $183.8 million was recognized for 2002. The gain was due to the cancellation of pre-petition liabilities upon emergence ($184.9 million), the fresh start accounting adjustments ($0.3 million), offset by a loss from the extinguishment of debt ($1.4 million).

         INCOME TAXES. No income tax expense was recognized for 2003 net income and no income tax benefit was recognized for the net loss before reorganization items for 2002. Instead, the decrease in net deferred tax assets as a result of the income was offset by an equal decrease in the valuation allowance. In addition, no income tax expense or benefit was recognized on the reorganization items. The items of income and expense included in the reorganization income are non-taxable and non-deductible, respectively.


LIQUIDITY AND CAPITAL RESOURCES

 REVOLVING CREDIT FACILITY WITH CONGRESS FINANCIAL CORPORATION

         The Company entered into a revolving credit facility with Congress Financial Corporation on May 20, 2002. The facility is a $50 million, secured revolving loan facility, which includes $25 million of availability for letters of credit. The availability of borrowings under this facility generally is based on a percentage of eligible inventory and certain other assets, subject to certain reserves. The amounts reserved are based on a number of variables, including inventory levels, merchandise purchases and sales levels, and the types of reserves include inventory shrinkage, letters of credit outstanding, sales taxes and other liabilities of the Company. The total amount of these reserves varies by season but typically ranges from 15% to 35% of the cost of eligible inventory. As of May 18, 2003, there was $12.2 million outstanding under the facility, and outstanding letters of credit aggregated $3.0 million. Excess availability as of May 18, 2003 was $34.4 million.

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

         The credit facility contains a number of covenants, which restrict, among other things, Frank's ability to incur additional debt or make other restricted payments, grant liens, make loans, advances, and investments, engage in transactions with affiliates, dispose of assets, prepay and refinance debt, and make certain changes in its business. The credit facility also prohibits the declaration or payment by the Company of dividends on shares of its capital stock.

         The credit facility also originally contained two financial covenants; a minimum quarterly level of adjusted EBITDA (as described below) and a minimum ratio of inventory to accounts payable. On February 10, 2003, the Company and Congress Financial entered into an amendment to the facility which revised the measurement of minimum level of inventory from a daily to a weekly basis, lowered the minimum quarterly adjusted EBITDA levels, revised the minimum ratio of inventory to accounts payable to be a ratio of accounts payable to inventory, and increased the interest rates for the facility as described above. The amended financial covenants are measured only if (1) the Company's excess availability, plus the amount of cash equivalents maintained by the Company in an account under the control of Congress Financial, falls below $4 million at any time or (2) the Company's average excess availability, plus the average amount of cash equivalents maintained in such account, for any four-week period falls below $9 million. In such event, the minimum adjusted EBITDA covenant is measured quarterly and the minimum accounts payable to inventory ratio covenant is measured for each accounting period, and the minimum levels required by each covenant varies from period to period. Management believes that the amended covenants are less restrictive and provide the Company with more flexibility than the original covenants. As of the end of the fiscal quarter ended May 18, 2003, the Company had sufficient excess availability such that the financial covenants were not measured. The required minimum accounts payable to inventory ratio for May 18, 2003 was 53.6%, and the company's actual ratio as such date was 74.9%. The required minimum level of adjusted EBITDA for the period from May 20, 2002 through May 18, 2003 was $(4.6) million, and the actual level for such period was $(1.6) million.

         Adjusted EBITDA, as measured under the credit facility, equals the net income of the Company on a consolidated basis for the applicable fiscal period, minus extraordinary gains included in such net income for such fiscal period, plus interest expense, income taxes, depreciation and amortization, other non-cash charges (other than to the extent requiring an accrual or reserve for future cash expenses) and non-cash extraordinary losses deducted from such net income for such fiscal period, plus, for the fifth, sixth and seventh accounting periods of the Company's 2002 fiscal year, restructuring charges of up to $500,000 in the aggregate for such accounting periods deducted from such net income for such fiscal period, all as determined in accordance with generally accepted accounting principles ("GAAP"). A summary of the calculation of the Company's adjusted EBITDA for the period from May 20, 2002 through May 18, 2003 is set forth below.

                                                   (000's)

                          Net loss                ($16,595)
                          Plus:
                                Depreciation         3,275
                                Amortization         1,746
                                Interest             8,001
                                Non cash losses      1,994
                                                  --------
                          Adjusted EBITDA         ($ 1,579)
                                                  ========


The adjusted EBITDA set forth above should not be considered an alternative to GAAP net income as an indication of the Company's performance. The computation of adjusted EBITDA required by the Company's credit facility with Congress Financial may differ from the methodology for calculating adjusted EBITDA utilized by other companies, and therefore, may not provide an appropriate comparison to the results of other companies.


 TERM LOAN AND REVOLVING CREDIT FACILITY ARRANGED BY KIMCO CAPITAL CORP.

          The Company has a credit facility arranged by Kimco Capital Corp., that originally provided for a $20 million term loan and $10 million of revolving loans. Frank's and Kimco Capital Corp. amended the facility on January 23, 2003, providing for an increase in the amount of revolving loans available under the credit facility to $20 million. The credit facility is secured by a first priority lien on certain of the Company's owned and leased real property and a second lien on the Company's inventory. These loans bear interest at 10.25% per year for an initial term of three years, with the option for the Company to renew the loans for up to an additional two years, provided that the Company is not then in default. A portion of the credit facility has been participated by Kimco Capital Corp. to Third Avenue Trust and/or its designees. As of May 18, 2003 total debt outstanding under the credit facility consisted of only the $20 million term loan; there were no amounts outstanding under the revolving portion of the credit facility.

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

         The Company plans to either renew its existing credit facilities or seek alternative outside financing when the facilities expire in May 2005. In the event that cash flows from operations, together with available borrowings under the Company's credit facilities, are not sufficient to meet the Company's cash requirements, the Company would be required to obtain alternative financing, reduce planned capital expenditures or inventory levels or make other changes to its operating plan. The Company can provide no assurance that additional or alternative financing would be available on acceptable terms, especially in light of the fact that, except for miscellaneous real property and equipment, substantially all of the Company's existing assets are pledged as collateral for the existing credit facilities, or that reductions in planned capital expenditures or inventory levels would be sufficient to cover any cash shortfalls.

         The Company anticipates spending approximately $2.7 million for capital expenditures for the remainder of fiscal 2003, primarily for store remodeling and refurbishments. No store openings are planned for fiscal 2003.


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




ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company perceives its market risk is related to interest rate risk and foreign currency exchange rate risk for its borrowings under the credit facility with Congress Financial, which is a variable rate financing agreement. Borrowings under the credit facility may be based upon the U.S. prime interest rate or the Eurodollar rate. The Company does not use swaps or other interest rate protection agreements to hedge this risk. During the period beginning January 27, 2003 through May 18, 2003 the Company's average outstanding balance under the credit facility was $18.3 million. At such level, a 200 basis point change in the interest rate on the credit facility would result in an increase in interest expense of $366,000 per year. The Company had $12.2 million outstanding under the Congress facility at May 18, 2003. Interest under the credit facility with Kimco Capital of $40 million is fixed at 10 1/4% per annum and $20 million was outstanding at May 18, 2003. The Company does not enter into derivative or interest rate transactions for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES


         (a) Evaluation of disclosure controls and procedures. Within the 90-day period prior to the filing of this Form 10-Q, an evaluation was performed under the supervision and with the participation of Frank's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Frank's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that all material information required to be filed in this Form 10-Q has been made known to them on a timely basis.

         (b) Changes in internal controls. There were no significant changes in Frank's internal controls, or in other factors that could significantly affect Frank's internal controls, subsequent to the most recent evaluation of internal controls performed by the Company.



PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

         On April 1, 2003, the Company granted options to purchase an aggregate of 1,000,000 shares of its common stock at a price of $0.80 per share, to Mr. Bruce Dale, the Company's Chief Executive Officer, pursuant to the Company's 2002 Stock Option Plan, as amended in consideration of his services to the Company.



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


         (b) Reports on Form 8-K

                  During the quarter ended May 18, 2003 Frank's filed the following Current Reports on Form 8-K:

                      Current Report on Form 8-K dated April 28, 2003 and filed April 29, 2003, reporting information under "Item 5. Other Events" regarding an earnings press release for the fiscal year ended January 26, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    July 2, 2003                   FRANK'S NURSERY & CRAFTS, INC.
                                        (Registrant)



                                By:     /s/ Bruce Dale
                                        --------------
                                        Bruce Dale
                                        Chief Executive Officer

                                        /s/ Alan J. Minker
                                        ------------------
                                        Alan J. Minker
                                        Senior Vice President and Chief
                                        Financial Officer

                                  CERTIFICATION

         I, Bruce Dale, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Frank's Nursery & Crafts, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: July 2, 2003                     /s/ Bruce Dale
                                       -------------------------------------
                                       Bruce Dale
                                       Chief Executive Officer
                                       (Principal Executive Officer)

                                  CERTIFICATION

         I, Alan Minker, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Frank's Nursery & Crafts, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: July 2, 2003                     /s/ Alan Minker
                                       -------------------------------------
                                       Alan Minker
                                       Senior Vice President,
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial Officer)

                               10-Q EXHIBIT INDEX


EXHIBIT NO.      DESCRIPTION

EX-99.1 Certified pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2 Certified pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002