Form 10-K/A
period 2003-01-26
FRANKS NURSERY & CRAFTS INC
filed 2003-09-19
CIK 38792

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

RESULTS OF OPERATIONS

2002 COMPARED TO 2001

     The following table shows the combined 2002 periods in comparison to the corresponding 2001 period (dollars in thousands):


                                                 Thirty-six
                                                 Weeks Ended        Sixteen Weeks        Fifty-two           Fifty-two
                                                 January 26,        Ended May 19,       Weeks Ended         Weeks Ended
                                                                                        January 26,         January 27,
                                                     2003               2002                2003                2002
                                                 (Successor)        (Predecessor)        (Combined)        (Predecessor)
                                                 -----------        -------------       ------------       -------------

Net sales                                           $204,156            $110,992           $315,148            $371,417


Operating costs and expenses:
   Cost of sales, including buying and               153,953              80,756            234,709             297,850
      occupancy
   Selling general and administrative                 61,873              31,490             93,363             109,404
   Restructuring and other related charges             1,127              21,839             22,966              40,887
   Early extinguishment of debt                                                                                   4,230
   Amortization of goodwill                                                                                       1,631
   Other income                                         (200)               (118)              (318)             (1,221)
     Total operating costs and expenses              216,753             133,967            350,720             452,781
Loss from operations                                 (12,597)            (22,975)           (35,572)            (81,364)
Interest expense                                       5,034               2,583              7,617              10,632
Reorganization income                                                    183,839            183,839

                                                   ---------            --------           --------            --------

Net income (loss)                                  $ (17,631)           $158,281           $140,650            $(91,996)
                                                   =========            ========           ========            ========


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

         The 170 comparable store base represents the remaining 170 stores operated by the Company at the end of 2001, following the closing of 46 stores under the 2001 store closing programs and three other stores closed during 2001 upon the expiration of the applicable leases.

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

         The credit facility contains a number of covenants, which restrict, among other things, Frank's ability to incur additional debt or make other restricted payments, grant liens, make loans, advances, and investments, engage in transactions with affiliates, dispose of assets, prepay and refinance debt, and make certain changes in its business. The credit facility also prohibits the declaration or payment by the Company of dividends on shares of its capital stock. For certain days during the third and fourth quarters of 2002, the Company was not in compliance with a covenant in the facility that required a minimum ratio of inventory to accounts payable. On December 17, 2002, Congress Financial retroactively waived the non-compliance with the inventory to accounts payable covenant which occurred during certain accounting periods during the 2002 third and fourth quarters. On January 26, 2003, the Company was not in compliance with the inventory to accounts payable covenant and a covenant in the facility which required a minimum level of adjusted EBITDA. The required inventory to accounts payable ratio for January 26, 2003 was 6.00, and the actual ratio as such date was 2.32. The required minimum level of adjusted EBITDA for the period from May 20, 2002 through January 26, 2003 was $(4.4) million, and the actual level for such period was $(8.3) million.

         Adjusted EBITDA, as measured under the credit facility, equals the net earnings of the Company on a consolidated basis for the applicable fiscal period, minus extraordinary gains included in such net earnings for such fiscal period, plus interest expense, income taxes, depreciation and amortization, other non-cash charges (other than to the extent requiring an accrual or reserve for future cash expenses) and non-cash extraordinary losses deducted from such net earnings for such fiscal period, plus, for the fifth, sixth and seventh accounting periods of the Company's 2002 fiscal year, restructuring charges of up to $500,000 in the aggregate for such accounting periods deducted from such net earnings for such fiscal period, all as determined in accordance with generally accepted accounting principles ("GAAP"). A summary of the calculation of the Company's adjusted EBITDA for the period from May 20, 2002 through January 26, 2003 is set forth below.



                                                               (in 000s)

                  Net loss                                     $(17,631)
                  Plus:
                           Depreciation                           2,259
                           Interest expense                       5,034
                           Non-cash extraordinary losses:
                                    Inventory reserve             1,994
                                                               --------

                  Adjusted EBITDA                              $ (8,344)
                                                               ========

Adjusted EBITDA should not be considered an alternative to GAAP net income as an indication of the Company's performance. The computation of adjusted EBITDA required by the Company's credit facility with Congress Financial may differ from the methodology for calculating adjusted EBITDA utilized by other companies, and therefore, may not provide an appropriate comparison to the results of other companies.

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

         The following table summarizes the minimum adjusted EBITDA levels required by the Congress Financial credit facility for each applicable period. As used in the table, "Accounting Period" refers to the 13 four-week calendar periods within the Company's fiscal year; provided, however, that the last Accounting Period in each fiscal year may consist of five weeks.

                                                                MINIMUM AMOUNT
                            PERIOD                            OF ADJUSTED EBITDA
                            ------                            ------------------

         The period of 13 Accounting Periods ending on          $(4,550,000)
         the last day of the fourth Accounting Period
         of the fiscal year of Company ending in 2004

         The period of 13 Accounting Periods ending on          $(5,620,000)
         the last day of the seventh Accounting Period
         of the fiscal year of Company ending in 2004

         The period of 13 Accounting Periods ending on          $(7,610,000)
         the last day of the tenth Accounting Period of
         the fiscal year of Company ending in 2004

         The period of 13 Accounting Periods ending on          $ 1,090,000
         the last day of the fiscal year of Company
         ending in 2004

         The period of 13 Accounting Periods ending on          $ 5,070,000
         the last day of the fourth Accounting Period
         of the fiscal year of Company ending in 2005

         The period of 13 Accounting Periods ending on          $ 7,800,000
         the last day of the seventh Accounting Period
         of the fiscal year of Company ending in 2005

         The period of 13 Accounting Periods ending on          $ 9,060,000
         the last day of the tenth Accounting Period of
         the fiscal year of Company ending in 2005

         The period of 13 Accounting Periods ending on          $11,800,000
         the last day of the fiscal year of Company
         ending in 2005

         The period of 13 Accounting Periods ending on          $11,800,000
         the last day of each $11,800,000 fourth,
         seventh, tenth and thirteenth Accounting
         Period thereafter


         The following table summarizes the minimum accounts payable to inventory ratio required by the Congress Financial credit facility for each applicable period.

                                                               MINIMUM
                                                         ACCOUNTS PAYABLE TO
                       ACCOUNTING PERIOD                   INVENTORY RATIO
                       -----------------                   ---------------

         The second Accounting Period of the fiscal             39.5%
         year of Company ending in 2004

         The third Accounting Period of the fiscal year         43.9%
         of Company ending in 2004

         The fourth Accounting Period of the fiscal             53.6%
         year of Company ending in 2004

                                                               MINIMUM
                                                         ACCOUNTS PAYABLE TO
                       ACCOUNTING PERIOD                   INVENTORY RATIO
                       -----------------                   ---------------


         The fifth Accounting Period of the fiscal year         46.8%
         of Company ending in 2004

         The sixth Accounting Period of the fiscal year         35.8%
         of Company ending in 2004

         The seventh Accounting Period of the fiscal            32.0%
         year of Company ending in 2004

         The eighth Accounting Period of the fiscal             39.8%
         year of Company ending in 2004

         The ninth Accounting Period of the fiscal year         41.3%
         of Company ending in 2004

         The tenth Accounting Period of the fiscal year         36.1%
         of Company ending in 2004

         The eleventh Accounting Period of the fiscal           36.0%
         year of Company ending in 2004

         The twelfth Accounting Period of the fiscal            35.3%
         year of Company ending in 2004

         The thirteenth Accounting Period of the fiscal         30.1%
         year of Company ending in 2004

         The first Accounting Period of the fiscal year         43.9%
         of Company ending in 2005

         The second Accounting Period of the fiscal             45.6%
         year of Company ending in 2005

         The third Accounting Period of the fiscal year         48.8%
         of Company ending in 2005

         The fourth Accounting Period of the fiscal             58.8%
         year of Company ending in 2005

         The fifth Accounting Period of the fiscal year         54.9%
         of Company ending in 2005

         The sixth Accounting Period of the fiscal year         46.0%
         of Company ending in 2005

         The seventh Accounting Period of the fiscal            42.8%
         year of Company ending in 2005

         The eighth Accounting Period of the fiscal             49.0%
         year of Company ending in 2005

                                                               MINIMUM
                                                         ACCOUNTS PAYABLE TO
                       ACCOUNTING PERIOD                   INVENTORY RATIO
                       -----------------                   ---------------


         The ninth Accounting Period of the fiscal year         49.5%
         of Company ending in 2005

         The tenth Accounting Period of the fiscal year         44.1%
         of Company ending in 2005

         The eleventh Accounting Period of the fiscal           45.0%
         year of Company ending in 2005

         The twelfth Accounting Period of the fiscal            49.3%
         year of Company ending in 2005

         The thirteenth Accounting Period of the fiscal         43.5%
         year of Company ending in 2005

         The first Accounting Period of the fiscal year         43.9%
         of Company ending in 2006

         The second Accounting Period of the fiscal             45.6%
         year of Company ending in 2006 and each
         Accounting Period thereafter


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

         The following table sets forth a summary of the Company's contractual commitments as of January 26, 2003 (revolving portion of the Company's credit facilities is assumed to be repaid in 2003):

                                                                   Payments due by Fiscal Year
                                                                   ---------------------------
                                                                                                          2008
                                        Total       2003       2004       2005       2006       2007      and after
                                        -----       ----       ----       ----       ----       ----      ---------
Long-term debt                        $ 22,600    $   565    $   601    $   642    $   684    $   725      $19,383
Capital lease obligations                5,135      1,393        791        820        705        541          885
  (including interest)
Operating leases                        91,312     13,188     12,651     11,536     10,477      8,747       34,713
Kimco Revolving Loans                   15,250     15,250
Kimco Term Loan                         20,000     ______     ______     20,000     ______     ______       ______
                                        ------                           ------
Total Contractual Obligations         $154,297    $30,396    $14,043    $32,998    $11,866    $10,013      $54,981
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

Dated: September 16, 2003             FRANK'S NURSERY & CRAFTS, INC.


                                      By:  /s/ Alan Minker
                                          -------------------------------------
                                          Alan Minker
                                          Senior Vice President,
                                          Chief Financial Officer and Treasurer

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


Date: September 16, 2003           /s/ Bruce Dale
                                   --------------------------------------------
                                   Bruce Dale
                                   Chief Executive Officer
                                   (Principal Executive Officer)

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


Date: September 16, 2003                  /s/ Alan Minker
                                        ---------------------------------------
                                        Alan Minker
                                        Senior Vice President,
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial Officer)