Form 10-Q/A
period 2003-05-18
FRANKS NURSERY & CRAFTS INC
filed 2003-09-19
CIK 38792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(MARK ONE)                         FORM 10-Q/A
                                 AMENDMENT NO. 1

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

RESULTS OF OPERATIONS

2003 COMPARED TO 2002


                                                  Sixteen Weeks  Sixteen Weeks
                                                      Ended          Ended
                                                     May 18,        May 19,
                                                      2003           2002
                                                  (Successor)    (Predecessor)
                                                  -----------    -------------
                                                    (000's)         (000's)
Net sales                                           $ 116,652     $ 110,992

Operating costs and expenses:
   Cost of sales, including buying and occupancy       81,288        80,756
   Selling, general, and administrative                31,480        31,490
   Restructuring and other related charges                           21,839
   Other income                                          (119)         (118)
                                                    ---------     ---------
     Total operating costs and expenses               112,649       133,967
                                                    ---------     ---------
Income (loss) from operations                           4,003       (22,975)
Interest expense                                        2,967         2,583
Reorganization income                                               183,839
                                                    ---------     ---------
Net income                                          $   1,036     $ 158,281
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

         COST OF SALES, INCLUDING BUYING AND OCCUPANCY. Cost of sales were $81.3 million for 2003 compared with $80.8 million for 2002. Cost of sales, as a percentage of net sales, was 69.6% in 2003 compared with 72.8% in 2002. This percentage decline of 3.2% is due primarily to lower depreciation resulting from fresh start accounting.

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

         The credit facility also originally contained two financial covenants; a minimum quarterly level of adjusted EBITDA (as described below) and a minimum ratio of inventory to accounts payable. On February 10, 2003, the Company and Congress Financial entered into an amendment to the facility which revised the measurement of minimum level of inventory from a daily to a weekly basis, lowered the minimum quarterly adjusted EBITDA levels, revised the minimum ratio of inventory to accounts payable to be a ratio of accounts payable to inventory, and increased the interest rates for the facility as described above. The amended financial covenants are measured only if (1) the Company's excess availability, plus the amount of cash equivalents maintained by the Company in an account under the control of Congress Financial, falls below $4 million at any time or (2) the Company's average excess availability, plus the average amount of cash equivalents maintained in such account, for any four-week period falls below $9 million. In such event, the minimum adjusted EBITDA covenant is measured quarterly and the minimum accounts payable to inventory ratio covenant is measured for each accounting period, and the minimum levels required by each covenant varies from period to period. Management believes that the amended covenants are less restrictive and provide the Company with more flexibility than the original covenants. As of the end of the fiscal quarter ended May 18, 2003, the Company had sufficient excess availability such that the financial covenants were not measured. The required minimum accounts payable to inventory ratio for May 18, 2003 was 53.6%, and the company's actual ratio as such date was 74.9%. The required minimum level of adjusted EBITDA for the period from May 20, 2002 through May 18, 2003 was $(4.6) million, and the actual level for such period was $(3.3) million.

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

                                                (000's)
                                               --------
Net loss                                      $(16,595)
Plus:
      Depreciation                               3,275
      Interest expense                           8,002
      Non cash losses                            1,994
                                               --------
Adjusted EBITDA                                $(3,324)
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

DATE:  September 17, 2003           FRANK'S NURSERY & CRAFTS, INC.
                                    (Registrant)



                              By:   /s/ Bruce Dale
                                    -----------------------
                                    Bruce Dale
                                    Chief Executive Officer

                                    /s/ Alan Minker
                                    -----------------------
                                    Alan J. Minker
                                    Senior Vice President and
                                    Chief Financial Officer

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


Date: September 17, 2003           /s/ Bruce Dale
                                   ---------------------------------------
                                   Bruce Dale
                                   Chief Executive Officer
                                   (Principal Executive Officer)

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


Date: September 17, 2003               /s/ Alan Minker
                                       ---------------------------------------
                                       Alan Minker
                                       Senior Vice President,
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial Officer)