Form 10-Q
period 2003-08-10
FRANKS NURSERY & CRAFTS INC
filed 2003-09-24
CIK 38792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)                          FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 10, 2003

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

      Yes             [ X ]                       No                 [   ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

      Yes             [ X ]                       No                 [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

      Yes             [   ]                       No                 [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at September 24, 2003

 COMMON STOCK $.001 PAR VALUE                             13,919,459

                         FRANK'S NURSERY & CRAFTS, INC.

                                      INDEX

PART I -     FINANCIAL INFORMATION                                              PAGE NO.

  Item 1.    Financial Statements:

             Balance Sheets as of August 10, 2003 (Unaudited), August 11, 2002
             (Unaudited), and January 26, 2003                                     3

             Statements of Earnings for the twelve weeks ended August 10, 2003
             (Unaudited) and the twelve weeks ended August 11, 2002 (Unaudited)    4

             Statements of Earnings for the twenty-eight weeks ended August 10,
             2003 (Unaudited), the twelve weeks ended August 11, 2002
             (Unaudited), and the sixteen weeks ended May 19, 2002                 5

             Statements of Shareholders' Equity (Deficit) for the the sixteen weeks ended May 19, 2002,  the thirty-six weeks ended January 26,
             2003, and the twenty-eight weeks ended August 10, 2003 (Unaudited)    6

             Statements of Cash Flows for the twenty-eight weeks ended August
             10, 2003 (Unaudited), the twelve weeks ended August 11, 2002
             (Unaudited), and the sixteen weeks ended May 19, 2002                 7

             Notes to Financial Statements                                         8

  Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                11

  Item 3     Quantitative and Qualitative Disclosures about Market Risk           14

  Item 4     Controls and Procedures                                              15

PART II -    OTHER INFORMATION

  Item 4.    Submission of Matters to a Vote of Security Holders                  16

  Item 6.    Exhibits and Reports on Form 8-K                                     17

SIGNATURE                                                                         18

CERTIFICATIONS                                                                    19

                         FRANK'S NURSERY & CRAFTS, INC.
                                 BALANCE SHEETS
                      (in thousands, except for par value)


                                                                      August 10,     August 11,    January 26,
                                                                        2003           2002           2003
                                                                      ---------      ---------     ---------
ASSETS                                                               (Unaudited)    (Unaudited)
Current assets:
           Cash and cash equivalents                                  $   2,675      $   3,375     $   3,068
           Marketable securities                                          1,052          2,029         1,030
           Accounts receivable, net                                         457          1,776         1,218
           Merchandise inventory                                         61,323         41,737        39,050
           Assets to be disposed of                                          --          3,047           200
           Prepaid expenses and other current assets                      5,701          5,571         4,173
                                                                      ---------      ---------     ---------
Total current assets                                                     71,208         57,535        48,739

Property, plant and equipment, net                                       55,509         54,234        55,126
Other assets and deferred charges                                         3,848          3,737         3,616
                                                                      ---------      ---------     ---------
Total assets                                                          $ 130,565      $ 115,506     $ 107,481
                                                                      =========      =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
           Accounts payable                                           $  24,658      $  16,990     $  18,009
           Accrued expenses                                              19,189         19,392        16,402
           Accrued expense payables pre-petition                          1,417          1,000         1,902
           Revolving credit facility                                     11,370             --            --
           Revolving credit facility - related party                     13,000             --        15,250
           Current portion of long term debt                              1,684          2,521         1,685
                                                                      ---------      ---------     ---------
Total current liabilities                                                71,318         39,903        53,248

Long-term debt:
           Senior debt, less current portion                             24,427         26,118        24,730
           Term Loan - related party, net of unamortized discount        17,177         17,120        16,323
                                                                      ---------      ---------     ---------
Total long-term debt                                                     41,604         43,238        41,053

Other liabilities                                                         3,807          3,474         3,334

Shareholders' equity:
           Preferred stock $.001 par value,                                  --             --            --
             10,000,000 shares authorized, none issued
           Common stock $.001 par value,                                     20             20            20
             50,000,000 shares authorized, 13,919,459 shares
             issued and outstanding and 6,080,541 shares
             to be issued
           Additional paid-in-capital                                    27,457         26,100        27,457
           Accumulated deficit                                          (13,641)         2,771       (17,631)
                                                                      ---------      ---------     ---------
Total shareholders' equity                                               13,836         28,891         9,846
                                                                      ---------      ---------     ---------
Total liabilities and shareholders' equity                            $ 130,565      $ 115,506     $ 107,481
                                                                      =========      =========     =========


See accompanying notes to financial statements.

                         FRANK'S NURSERY & CRAFTS, INC.
                       STATEMENTS OF EARNINGS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                         Twelve Weeks          Twelve Weeks
                                                                            Ended                 Ended
                                                                          August 10,            August 11,
                                                                             2003                  2002
                                                                           --------              --------
NET SALES                                                                  $ 91,388              $ 89,070

OPERATING COSTS AND EXPENSES:
            Cost of goods sold, including buying and occupancy               65,665                64,646
            Selling, general, and administrative                             20,352                20,746
            Restructuring charges                                               893                  (603)
                                                                           --------              --------
              Total operating costs and expenses                             86,910                84,789

INCOME FROM OPERATIONS                                                        4,478                 4,281

OTHER INCOME (EXPENSE):
            Interest expense and amortization of debt costs                  (1,656)               (1,586)
            Sundry income                                                       133                    76
                                                                           --------              --------
              Total other expense                                            (1,523)               (1,510)

INCOME BEFORE INCOME TAXES                                                    2,955                 2,771
INCOME TAX EXPENSE                                                               --                    --
                                                                           --------              --------
NET EARNINGS                                                               $  2,955              $  2,771
                                                                           ========              ========

EARNINGS PER SHARE - BASIC AND DILUTED                                     $   0.15              $   0.14
                                                                           ========              ========

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                  20,000                20,000
                                                                           ========              ========

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                20,256                20,000
                                                                           ========              ========

See accompanying notes to financial statements.

                         FRANK'S NURSERY & CRAFTS, INC.
                       STATEMENTS OF EARNINGS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     Twenty-eight    Twelve Weeks  Sixteen Weeks
                                                                                      Weeks Ended       Ended         Ended
                                                                                       August 10,     August 11,      May 19,
                                                                                          2003          2002           2002
                                                                                       ---------      ---------      ---------
                                                                                      (Successor)    (Successor)   (Predecessor)
                                                                                                                   (Restated) (1)
NET SALES                                                                              $ 208,040      $  89,070      $ 110,992

OPERATING COSTS AND EXPENSES:
            Cost of goods sold, including buying and occupancy                           146,954         64,646         80,756
            Selling, general, and administrative                                          51,832         20,746         31,490
            Restructuring charges                                                            893           (603)        21,839
                                                                                       ---------      ---------      ---------
              Total operating costs and expenses                                         199,679         84,789        134,085

INCOME (LOSS) FROM OPERATIONS                                                              8,361          4,281        (23,093)

OTHER INCOME (EXPENSES):
            Interest expense (contractual interest of $6,210 for the sixteen weeks        (4,624)        (1,586)        (2,583)
             ended May 19, 2002) and amortization of debt costs
            Sundry income                                                                    253             76            118
                                                                                       ---------      ---------      ---------
              Total other expenses                                                        (4,371)        (1,510)        (2,465)

INCOME (LOSS) BEFORE REORGANIZATION ITEMS AND INCOME TAXES                                 3,990          2,771        (25,558)
REORGANIZATION ITEMS:
            Gain on cancellation of pre-petition liabilities                                  --             --        184,954
            Fresh start adjustments                                                           --             --            324
            Extinguishment of debt                                                            --             --         (1,439)
                                                                                       ---------      ---------      ---------
              Total reorganization items                                                      --             --        183,839
INCOME TAX EXPENSE                                                                            --             --             --
                                                                                       ---------      ---------      ---------
NET EARNINGS                                                                           $   3,990      $   2,771      $ 158,281
                                                                                       =========      =========      =========

EARNINGS PER SHARE - BASIC AND DILUTED                                                 $    0.20      $    0.14
                                                                                       =========      =========

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                               20,000         20,000
                                                                                       =========      =========

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                             20,109         20,000
                                                                                       =========      =========



(1) The sixteen weeks ended May 19, 2002 have been restated to reflect a reorganization item for extinguishment of debt of $1,439 belonging to the Predecessor.

See accompanying notes to financial statements.

                         FRANK'S NURSERY & CRAFTS, INC.
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
 SIXTEEN WEEKS ENDED MAY 19, 2002, THIRTY-SIX WEEKS ENDED JANUARY 26, 2003, AND
                    TWENTY-EIGHT WEEKS ENDED AUGUST 10, 2003

                  (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)



                                                     Common       Stock       Additional    Accumulated       Net        Total
                                                     Number        Par         Paid-in       Deficit        Parent    Shareholders'
                                                    of Shares     Value        Capital                    Investment    Equity
                                                                                                                       (Deficit)
                                                   -----------  --------      ---------     ---------     ----------   ---------
Predecessor:
Balance at January 27, 2002                            1,000    $      1      $ 165,999     $(280,112)     $  16,117   $ (97,995)
   Net loss excluding plan of
      reorganization and fresh start adjustments                                              (25,558)                   (25,558)
   Effect of plan of reorganization and fresh
      start adjustments:
       Cancellation of old common stock               (1,000)         (1)      (165,999)                                (166,000)
       New common stock                           20,000,000          20         22,980                                   23,000
       Cancellation of net parent investment                                                                 (16,117)    (16,117)
       Extinguishment of debt                                                                  (1,439)                    (1,439)
       Other fresh start adjustments                                                          307,109                    307,109
Successor:
                                                 -----------    --------      ---------     ---------     ----------   ---------
Balance at May 20, 2002                           20,000,000          20         22,980             0              0      23,000
 Issuance of 10,869,565 warrants in connection
     with Term Loan debt
                                                                                  4,436                                    4,436
 Expense for stock options issued                                                    41                                       41
 Net loss                                                                                     (17,631)                   (17,631)
                                                 -----------    --------      ---------     ---------     ----------   ---------
Balance at January 26, 2003                       20,000,000          20         27,457       (17,631)             0       9,846
 Net earnings                                                                                   3,990                      3,990
                                                 -----------    --------      ---------     ---------     ----------   ---------
Balance at August 10, 2003                        20,000,000(1) $     20      $  27,457     $ (13,641)    $        0   $  13,836
                                                 ===========    ========      =========     =========     ==========   =========

(1) 13,919,459 shares issued and 6,080,541 to be issued.

See accompanying notes to financial statements.

                          FRANK'S NURSERY & CRAFTS, INC
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                  Twenty-eight   Twelve Weeks   Sixteen Weeks
                                                                                  Weeks Ended       Ended          Ended
                                                                                   August 10,     August 11,      May 19,
                                                                                     2003           2002            2002
                                                                                 -------------  -------------  --------------
                                                                                  (Successor)    (Successor)   (Predecessor)
                                                                                                                Restated (1)
OPERATING ACTIVITIES:
Net earnings                                                                      $      3,990   $      2,771   $    158,281
Adjustments to reconcile net income to net cash
  provided (used in) by operating activities:
      Depreciation                                                                       1,693          1,602          4,900
      Amortization of debt costs and warrants                                            1,172            333            632
      Non cash portion of restructuring and other related charges                          893           (603)        17,572
      Debt issue costs                                                                                                 1,079
      Gain on cancellation of pre-petition liabilities                                                              (184,991)
      Fresh start adjustments                                                                                           (324)
      Other                                                                                146            (56)          (939)
                                                                                 -------------  -------------  --------------
                                                                                         7,894          4,047         (3,790)
Changes in assets and liabilities, net of effects of fresh start adjustments and gain on cancellation of pre-petition liabilities:
      Marketable securities                                                                (22)        (1,028)            (9)
      Notes receivable                                                                                                 1,631
      Accounts receivable                                                                  761            144            885
      Inventory                                                                        (22,273)        19,888        (23,996)
      Prepaid expenses                                                                  (1,528)            82          1,405
      Other non current assets                                                            (550)        (1,327)          (349)
      Accounts payable                                                                   6,649        (27,990)        36,121
      Accrued expenses                                                                   1,409         (9,749)         7,603
                                                                                 -------------  -------------  --------------
Net cash (used in) provided by operating activities                                     (7,660)       (15,933)        19,501
                                                                                 -------------  -------------  --------------

INVESTING ACTIVITIES:
      Additions to property, plant, and equipment                                       (1,040)        (1,171)          (605)
      Net proceeds from asset sales                                                        240          4,053          2,566
                                                                                 -------------  -------------  --------------
Net cash (used in) provided by investing activities                                       (800)         2,882          1,961
                                                                                 -------------  -------------  --------------

FINANCING ACTIVITIES:
      Increase (decrease) in revolving credit facility (net)                            11,370        (13,647)       (10,650)
      Payment of long-term debt and capital leases                                      (1,053)          (426)        (2,183)
      Borrowings under term loan                                                                       20,000
      Decrease in notes payable (net)                                                   (2,250)
                                                                                 -------------  -------------  --------------
Net cash provided by (used in) financing activities                                      8,067          5,927        (12,833)
                                                                                 -------------  -------------  --------------

Net change in cash and cash equivalents                                                   (393)        (7,124)         8,629
Cash and cash equivalents at beginning of period                                         3,068         10,499          1,870
                                                                                 -------------  -------------  --------------
Cash and cash equivalents at end of period                                        $      2,675   $      3,375   $     10,499
                                                                                 =============  =============  ==============



(1) The sixteen weeks ended May 19, 2002 have been restated to reflect a reorganization item for extinguishment of debt of $1,439 belonging to the Predecessor.


Supplemental disclosure of non cash financing information:
      Capital lease additions of $749 for the twenty-eight weeks ended August 10, 2003. Fair value adjustments of assets due to fresh start accounting of $36,171 for the sixteen weeks ended May 19, 2002.
      Cash paid for interest                                                     $      2,848   $      3,252   $        933
                                                                                 =============  =============  ==============


See accompanying notes to financial statements.

                         FRANK'S NURSERY & CRAFTS, INC.
                                   (UNAUDITED)
                          NOTES TO FINANCIAL STATEMENTS
                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(1)  GENERAL

Frank's Nursery & Crafts, Inc., a Delaware corporation ("Frank's" or the "Company"), operates the largest chain (as measured by sales) in the United States of specialty retail stores devoted to the sale of lawn and garden products. Frank's also is a leading retailer of indoor garden products and accessories, including silk floral arrangements, as well as Christmas decor merchandise.

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

- members of the board of directors and officers of Frank's were elected or appointed and began serving their respective terms; and

- the overall corporate structure was simplified through the dissolution or merger with all of Old Frank's and Holdings subsidiaries.

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

The accompanying financial statements that contain the sixteen weeks ended May 19, 2002 (Predecessor) have been presented in accordance with SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" and assumed that the Debtors would continue as a going concern.

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



(2)  RECLASSIFICATIONS

Certain amounts reported in previous periods have been reclassified to conform to the 2003 presentation.

(3)  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings on common shares by the weighted average number of common shares outstanding during each period. For purposes of the per share calculation, 20,000,000 shares were used which represent 13,919,459 shares outstanding and 6,080,541 shares to be issued. Diluted earnings per share reflects per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. For the 2003 second quarter, there were 255,537 dilutive incremental shares that were outstanding under the 2002 Stock Option Plan or the warrant agreements. For the twenty-eight weeks ended August 10, 2003, there were 108,774 dilutive incremental shares that were outstanding under the 2002 Stock Option Plan or the warrant agreements.

(4)  STOCK OPTIONS

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

If the Company had elected to recognize the compensation cost of its stock option plan based on the fair value method of accounting, net income and net income per share for the twelve and twenty-eight weeks ended August 10, 2003 would have been decreased to the pro forma amounts below:

                                                              Twelve Weeks       Twenty-eight Weeks
                                                                 Ended                 Ended
                                                            August 10, 2003       August 10, 2003
                                                            ---------------       ---------------
Net earnings, as reported                                    $     2,955           $      3,990
Total stock-based compensation expense determined                   (127)                  (297)
  under the fair value method                               ---------------       ---------------


Pro forma net earnings                                       $     2,828           $      3,693
                                                            ===============       ===============

Weighted average number of shares                                 20,000                 20,000
   outstanding - basic

Weighted average number of shares                                 20,256                 20,109
   outstanding - diluted

Basic and diluted earnings per share:
  As reported - basic                                        $      0.15           $       0.20
                                                            ===============       ===============
  As reported - diluted                                      $      0.15           $       0.20
                                                            ===============       ===============
  Pro forma - basic                                          $      0.14           $       0.18
                                                            ===============       ===============
  Pro forma - diluted                                        $      0.14           $       0.18
                                                            ===============       ===============




(5)  RESTRUCTURING

During the fourth fiscal quarter ended January 26, 2003 and the second fiscal quarter ended August 10, 2003, the Company implemented two corporate overhead restructuring initiatives to improve efficiency and reduce costs at its corporate headquarters. Additionally, during the fiscal second quarter of 2003, the Company announced the closure of the Harrisburg, PA warehouse. As a result, the Company recorded non-recurring charges for workforce reductions of $0.7 million during 2002 and $0.9 million during the fiscal second quarter of 2003. For the fiscal year ended January 26, 2003, the Company recorded restructuring charges based on Emerging Issues Task Force ("EITF") 94-3, "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)." For the fiscal quarter ended August 10, 2003, the Company records restructuring charges based on Financial Accounting Standards Board ("FASB") No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES."

Reconciliation of the restructuring liability, as of August 10, 2003, is as follows:



                                        Balance at             2003          2003             2003         Ending Balance at
                                     January 26, 2003         Charges      Payments       Adjustments        August 10, 2003
                                  ---------------------------------------------------------------------------------------------
Employee separation costs (a)               747                 893          (558)             -                  1,082
                                  =============================================================================================

(a) Of the planned downsizing of 58 positions, 23 reductions had been implemented as of August 10, 2003.

The Company expects that substantially all remaining payments will be made within the next twelve months.

(6)  RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS

In January 2003, the FASB issued FASB Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 is effective for the Company in the fiscal quarter ending November 2, 2003. The adoption of FIN 46 is being evaluated to determine what impact, if any, the adoption of the provisions will have on the Company's financial condition or results of operations.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, and specifies criteria for the recognition and reporting of intangible assets apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets with definite useful lives will be amortized over such lives to their estimated residual values. SFAS No. 142 was adopted as of May 19, 2002. As a result of the chapter 11 bankruptcy proceedings and the write-off of goodwill in the fiscal year ended January 27, 2002, the adoption of SFAS No. 141 and SFAS No.142 by the Company in the twenty-eight weeks ended August 11, 2002 had no impact on the Company's earnings.


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




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere in this Quarterly Report, and with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended January 26, 2003, as amended.

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

RESULTS OF OPERATIONS

The following table shows the 2002 periods in comparison to the corresponding 2003 periods (dollars in thousands).

                                                           Twelve weeks ended        Twenty-eight     Twelve      Sixteen weeks
                                                                                     weeks ended    weeks ended       ended
                                                        -------------------------    ------------   -----------   -------------
                                                        August 10,     August 11,     August 10,     August 11,      May 19,
                                                           2003           2002           2003           2002          2002
                                                        ----------     ----------    ------------   -----------   -------------
                                                                                                   ("Successor") ("Predecessor")
Net sales                                               $  91,388      $  89,070     $   208,040    $    89,070   $    110,992
Operating costs and expenses:
   Cost of sales, including buying and occupancy           65,665         64,646         146,954         64,646         80,756
   Selling, general, and administrative                    20,352         20,746          51,832         20,746         31,490
   Restructuring and other related charges                    893           (603)            893           (603)        21,839
                                                        ---------      ---------     -----------    -----------   ------------
     Total operating costs and expenses                    86,910         84,789         199,679         84,789        134,085
Income (loss) from operations                               4,478          4,281           8,361          4,281        (23,093)
Other income (expenses):
    Interest expense and amortization of debt costs        (1,656)        (1,586)         (4,624)        (1,586)        (2,583)
   Other income                                               133             76             253             76            118
                                                        ---------      ---------     -----------    -----------   ------------
     Total other expenses                                  (1,523)        (1,510)         (4,371)        (1,510)        (2,465)
Earnings before reorganization income                       2,955          2,771           3,990          2,771        (25,558)
Reorganization income                                                                                                  183,839
                                                        ---------      ---------     -----------    -----------   ------------
Net earnings                                            $   2,955      $   2,771     $     3,990    $     2,771   $    158,281
                                                        =========      =========     ===========    ===========   ============


         NET SALES. Net sales were $91.4 million for the twelve weeks ended August 10, 2003 ("2003 quarter"), an increase of $2.3 million, or 2.6%, compared with net sales of $89.1 million for the twelve weeks ended August 11, 2002 ("2002 quarter"). The fiscal quarter-to-date sales increase was driven by a more comprehensive marketing program, merchandising initiatives designed to extend the lawn and garden season, and solid consumer demand for nursery products.
         Net sales were $208.0 million for the twenty-eight weeks ended August 10, 2003 ("2003 YTD"), an increase of $7.9 million, or 4.0%, compared with net sales of $200.1 million for the twenty-eight weeks ended August 11, 2002 ("2002 YTD"). The fiscal year-to-date sales increase was driven by a more comprehensive marketing program, merchandising initiatives designed to extend the lawn and garden season, and solid consumer demand for nursery products.
         There were 170 stores open for all periods presented.

         COST OF SALES, INCLUDING BUYING AND OCCUPANCY. Cost of sales was $65.7 million for the 2003 quarter, an increase of $1.0 million, or 1.6%, compared with $64.7 million for the 2002 quarter. Cost of sales, as a percentage of net sales, was 71.9% for the 2003 quarter compared with 72.6% for the 2002 quarter. This percentage decline of 0.7% is due primarily to lower occupancy costs resulting from lower depreciation, as well as lower utility costs.
         Cost of sales were $147.0 million for 2003 YTD, an increase of $1.6 million, or 1.1%, compared with $145.4 million for 2002 YTD. Cost of sales, as a percentage of net sales, was 70.6% for 2003 YTD compared with 72.7% for 2002 YTD. This percentage decline of 2.1% is due primarily to lower occupancy and depreciation costs resulting from fresh start accounting, as well as lower utility costs.

         SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses were $20.3 million for the 2003 quarter, a decrease of $0.4 million, or 1.9%, compared with $20.7 million for the 2002 quarter. As a percentage of net sales, SG&A expenses were 22.3% for the 2003 quarter compared with 23.3% for the 2002 quarter. This percentage decline is largely due to headcount reductions and headquarters cost savings initiatives.
         SG&A expenses were $51.8 million for 2003 YTD, a decrease of $0.4 million, of 0.8%, compared with $52.2 million for 2002 YTD. As a percentage of sales, SG&A expenses were 24.9% for YTD 2003 compared with 26.1% for 2002 YTD. This percentage decline of 1.2% is primarily due to headcount reductions and headquarters cost savings initiatives.

         RESTRUCTURING AND OTHER RELATED CHARGES. In 2003, the charge of $0.9 million included the following: $0.2 million for a severance and employee retention plan related to the closure of the Harrisburg, PA warehouse and $0.7 million for severance costs pertaining to corporate overhead restructuring. In 2002, the charge of $21.2 million included the following: $15.5 million for costs of lease rejections; $2.6 million for professional fees; $1.8 million for severance and employee retention plans approved by the bankruptcy court while under Chapter 11 bankruptcy; $1.1 million for costs of mortgage debt; and miscellaneous expenses of $0.2 million. The $15.5 million liability for the costs of rejected store leases represented an estimate of the maximum claim allowed under bankruptcy law. In accordance with the plan of reorganization, these claims were treated as general unsecured claims and resulted in a cancellation of debt and recognized as a reorganization item. The $1.1 million liability for costs of mortgage debt represented an estimate to properly state the pre-petition long-term debt in accordance with the plan of reorganization.

         OTHER INCOME. Other income, primarily related to gains from the sale of property and leases, was $0.1 million for the 2003 quarter compared to $0.1 million for the 2002 quarter. Other income was $0.3 million for 2003 YTD compared to $0.2 million for 2002 YTD.

         INTEREST EXPENSE AND AMORTIZATION OF DEBT COSTS AND WARRANTS. Interest expense for the 2003 quarter was $1.7 million compared with $1.6 million for the 2002 quarter. Interest expense for 2003 YTD was $4.6 million compared with $4.2 million for 2002 YTD. Higher interest expense for 2003 was due primarily to an increase in borrowings.

         REORGANIZATION ITEMS. A gain of $183.8 million was recognized for 2002. The gain was due to the cancellation of pre-petition liabilities upon emergence ($184.9 million), the fresh start accounting adjustments ($0.3 million), offset by a loss from the extinguishment of debt ($1.4 million).

         INCOME TAXES. No income tax expense was recognized for 2003 or 2002 as the Company does not anticipate having taxable income for the fiscal year ending 2003 nor did they have taxable income for the fiscal year ending 2002.


LIQUIDITY AND CAPITAL RESOURCES

  REVOLVING CREDIT FACILITY WITH CONGRESS FINANCIAL CORPORATION

            The Company entered into a revolving credit facility with Congress Financial Corporation on May 20, 2002 ("the Congress facility"). The Congress facility is a $50 million, secured revolving loan facility, which includes $25 million of availability for letters of credit. The availability of borrowings under this facility generally is based on a percentage of eligible inventory and certain other assets, subject to certain reserves. The amounts reserved are based on a number of variables, including inventory levels, merchandise purchases and sales levels, and the types of reserves include inventory shrinkage, letters of credit outstanding, sales taxes and other liabilities of the Company. The total amount of these reserves varies by season but typically ranges from 15% to 35% of the cost of eligible inventory. As of August 10, 2003, there were $11.4 million in borrowings outstanding under the Congress facility and outstanding letters of credit aggregated $10.8 million. Excess availability as of August 10, 2003 was $9.4 million.

            The Congress facility allows the Company the option of prime rate loans or Eurodollar loans. Depending upon the Company's excess availability, loans under the facility bear interest at either the prime rate plus 0.25% or 0.75% or a Eurodollar rate plus 2.75%, 3.25% or 3.5%. These rates were increased by an amendment to the Congress facility on February 10, 2003 (as further described below), and prior to such amendment, the interest rates under the Congress facility were either the prime rate plus 0.25% or 0.5% or a Eurodollar rate plus 2.75%, 3% or 3.25%. The Congress facility has an initial term of three years and renews for successive one-year terms thereafter unless the lender or the Company elects to terminate the Congress facility as of the end of the initial term or any renewal term. The Congress facility includes an unused line fee of 0.25% per year, a servicing fee of $10,000 per calendar quarter, and an early termination fee in an amount equal to 1% of the amount of the maximum credit if the Congress facility is terminated in whole during the second year and 0.5% if terminated during the third year.

            The Congress facility contains a number of covenants, which restrict, among other things, Frank's ability to incur additional debt or make other restricted payments, grant liens, make loans, advances, and investments, engage in transactions with affiliates, dispose of assets, prepay and refinance debt, and make certain changes in its business. The Congress facility also prohibits the declaration or payment by the Company of dividends on shares of its capital stock.

            The Congress facility also originally contained two financial covenants; a minimum quarterly level of adjusted EBITDA (as described below) and a minimum ratio of inventory to accounts payable. On February 10, 2003, the Company and Congress Financial entered into an amendment to the facility which revised the measurement of minimum level of inventory from a daily to a weekly basis, lowered the minimum quarterly adjusted EBITDA levels, revised the minimum ratio of inventory to accounts payable to be a ratio of accounts payable to inventory, and increased the interest rates for the Congress facility as described above. The amended financial covenants are measured only if (1) the Company's excess availability, plus the amount of cash equivalents maintained by the Company in an account under the control of Congress Financial, falls below $4 million at any time or (2) the Company's average excess availability, plus the average amount of cash equivalents maintained in such account, for any four-week period falls below $9 million. In such event, the minimum adjusted EBITDA covenant is measured quarterly and the minimum accounts payable to inventory ratio covenant is measured for each accounting period, and the minimum levels required by each covenant varies from period to period. Management believes that the amended covenants are less restrictive and provide the Company with more flexibility than the original covenants. As of the end of the fiscal quarter ended August 10, 2003, the Company had sufficient excess availability such that the financial covenants were not measured. The required minimum accounts payable to inventory ratio for August 10, 2003 was 32.0%, and the company's actual ratio at such date was 40.2%. The required minimum level of adjusted EBITDA for the period from August 12, 2002 through August 10, 2003 was $(5.6) million, and the actual level for such period was $(4.0) million.

            Adjusted EBITDA, as measured under the Congress facility, equals the net income of the Company on a consolidated basis for the applicable fiscal period, minus extraordinary gains included in such net income for such fiscal period, plus interest expense, income taxes, depreciation and amortization, other non-cash charges (other than to the extent requiring an accrual or reserve for future cash expenses) and non-cash extraordinary losses deducted from such net income for such fiscal period, plus, for the fifth, sixth and seventh accounting periods of the Company's 2002 fiscal year, restructuring charges of up to $500,000 in the aggregate for such accounting periods deducted from such net income for such fiscal period, all as determined in accordance with generally accepted accounting principles ("GAAP"). A summary of the calculation of the Company's adjusted EBITDA for the period from August 12, 2002 through August 10, 2003 is set forth below.

                                                 (000's)
                                                  -----
            Net loss using GAAP                 $(16,412)
            Plus:
                  Depreciation                     2,350
                  Interest                         8,072
                  Non cash losses                  1,994
                                              -----------
            Adjusted EBITDA                      $(3,996)
                                              ===========

The adjusted EBITDA set forth above should not be considered an alternative to GAAP net income as an indication of the Company's performance. The computation of adjusted EBITDA required by the Congress facility may differ from the methodology for calculating adjusted EBITDA utilized by other companies, and therefore, may not provide an appropriate comparison to the results of other companies.


  TERM LOAN AND REVOLVING CREDIT FACILITY ARRANGED BY KIMCO CAPITAL CORP.

          The Company has a credit facility arranged by Kimco Capital Corp. ("the Kimco facility") that originally provided for a $20 million term loan and $10 million of revolving loans. Frank's and Kimco Capital Corp. amended the Kimco facility on January 23, 2003, providing for an increase in the amount of revolving loans available under the Kimco facility to $20 million. The Kimco facility is secured by a first priority lien on certain of the Company's owned and leased real property and a second lien on the Company's inventory. These loans bear interest at 10.25% per year for an initial term of three years, with the option for the Company to renew the loans for up to an additional two years, provided that the Company is not then in default. A portion of the Kimco facility has been participated by Kimco Capital Corp. to Third Avenue Trust and/or its designees. As of August 10, 2003 total debt outstanding under the Kimco facility was $33.0 million.

         The Kimco facility contains a number of covenants, which restrict, among other things, Frank's ability to incur additional debt, pay dividends or make other restricted payments, grant liens, make loans, advances and investments, engage in transactions with affiliates, dispose of assets, enter into sale-leaseback arrangements, effect mergers, consolidations, and dissolutions or issue preferred stock. In addition, Frank's is required to prepay borrowings under this facility with the net cash proceeds from the sale of certain assets. The Kimco facility does not contain any financial covenants, but a default by the Company under its credit facility with Congress Financial would trigger a default under the Kimco facility.


  ADEQUACY OF CAPITAL RESOURCES


         The Company's most significant cash requirements are for merchandise inventory, and these requirements fluctuate throughout the year due to the seasonality of the business. Cash requirements increase substantially in August and September in anticipation of the Christmas season and in March and April for the lawn and garden business. Additionally, the Company's business depends, in part, on normal weather patterns across its markets. Any unusual weather patterns can have a material and adverse impact on the Company's revenues, particularly on the lawn and garden industry.

         In the months leading up to the Company's peak selling seasons, the Company orders product for delivery prior to and during the selling seasons. Frank's negotiates payment terms with suppliers on a case-by-case basis. Historically, the majority of payments are made during or shortly after the selling season, and a small percentage is paid prior to the influx of sales receipts. Working capital for pre-seasonal inventory buildup comes from the Company's two revolving credit facilities and/or cash generated by operations. The Congress facility is asset-based and allows for borrowing at a percentage of inventories on hand, net of amounts reserved under the credit agreement. The amounts reserved are based on a number of variables, including inventory levels, merchandise purchases and sales levels, and the types of reserves include inventory shrinkage, letters of credit outstanding, sales taxes and other liabilities of the Company. The total amount of these reserves varies by season but typically ranges from 15% to 35% of the cost of eligible inventory. The Kimco facility is secured by real estate and a second lien on the Company's inventory. Availability under the facility does not fluctuate from month to month as it is not tied to a borrowing base. Hence, the Company uses the Kimco revolver to fund most of the pre-seasonal inventory buildup, and the Congress facility when inventory levels and advance rates rise.

         In the event that cash flows from operations, together with available borrowings under the Company's credit facilities, are not sufficient to meet the Company's cash requirements, the Company would be required to obtain alternative financing, reduce planned capital expenditures or inventory levels, or make other changes to its operating plan. The Company can provide no assurance that additional or alternative financing would be available on acceptable terms, especially in light of the fact that, except for miscellaneous real property and equipment, substantially all of the Company's existing assets are pledged as collateral for the existing credit facilities, or that reductions in planned capital expenditures or inventory levels would be sufficient to cover any cash shortfalls.

The Company's current projections indicate that it is likely to be out of compliance with the accounts payable-to-inventory ratio covenant in the fourth quarter of fiscal 2003 and periods of fiscal 2004. Congress Financial has indicated orally that it will waive compliance with the covenant for the relevant periods, but formal approval has not yet been obtained. The Company is negotiating to amend or eliminate the accounts payable-to-inventory ratio covenant measurements for future periods. The Company cannot provide any assurance that the lender will provide such an amendment.

The Company plans to either renew its existing credit facilities or seek alternative outside financing when the facilities expire in May 2005. The Company can provide no assurances that it will be successful in renewing the facilities.

         The Company anticipates spending approximately $1.3 million for capital expenditures for the remainder of fiscal 2003, primarily for store remodeling and refurbishments. No store openings are planned for fiscal 2003.


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




ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company perceives its market risk is related to interest rate risk and foreign currency exchange rate risk for its borrowings under the credit facility with Congress Financial, which is a variable rate financing agreement. Borrowings under the Congress facility may be based upon the U.S. prime interest rate or the Eurodollar rate. The Company does not use swaps or other interest rate protection agreements to hedge this risk. During the period beginning January 27, 2003 through August 10, 2003, the Company's average outstanding balance under the Congress facility was $13.0 million. At such level, a 200 basis point change in the interest rate on the credit facility would result in an increase in interest expense of $260,000 per year. The Company had $11.4 million outstanding under the Congress facility at August 10, 2003. Interest under the credit facility with Kimco Capital of $40 million is fixed at 10 1/4% per annum and $33 million was outstanding at August 10, 2003. The Company does not enter into derivative or interest rate transactions for speculative purposes.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of stockholders was held on July 28, 2003. The only matter submitted to the stockholders for approval at the annual meeting was the election of the Company's board of directors.

         Mssrs. Bruce Dale, Aaron J. Fleishaker, Gerald Hellerman, Joseph Nusim, and David M. Samber were elected directors of the Company for a one year term with votes cast as follows:

                                                                                Shares Voted:
                                                         For                         Against              Withheld
                                                    ----------------------------------------------------------------------
         Mr. Bruce Dale                               7,972,364                        -                  100,888
         Mr. Aaron J. Fleishaker                      7,972,364                        -                  100,888
         Mr. Gerald Hellerman                         8,058,333                        -                   14,419
         Mr. Joseph Nusim                             7,972,364                        -                  100,888
         Mr. David M. Samber                          7,972,364                        -                  100,888


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

              Exhibit No.Description
               31.1      Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
               31.2      Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
               32.1      Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               32.2      Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

                During the quarter ended August 10, 2003, Frank's filed the following Reports on Form 8-K:

                      Report on Form 8-K dated June 18, 2003, reporting under
                      Item 12 the issuance of a press release announcing the Company's financial results for the fiscal quarter ended May 18, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    September 24, 2003                FRANK'S NURSERY & CRAFTS, INC.
                                           (Registrant)



                                 By:       /s/ Bruce Dale
                                           --------------
                                           Bruce Dale
                                           Chief Executive Officer

                                           /s/ Alan J. Minker
                                           -----------------
                                           Alan J. Minker
                                           Senior Vice President and
                                           Chief Financial Officer

                                  EXHIBIT INDEX



              Exhibit No.Description
               31.1      Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
               31.2      Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
               32.1      Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               32.2      Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
