Form 10-Q
period 2003-11-02
FRANKS NURSERY & CRAFTS INC
filed 2003-12-18
CIK 38792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)                       FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 2003

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

           Yes        [ ]                   No      [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at December 17, 2003

COMMON STOCK $.001 PAR VALUE                               17,217,241

                         FRANK'S NURSERY & CRAFTS, INC.

                                      INDEX



PART I -      FINANCIAL INFORMATION                                                             PAGE NO.

   Item 1.    Financial Statements:

              Balance Sheets as of November 2, 2003 (Unaudited), November 3,                        3
              2002 (Unaudited), and January 26, 2003

              Statements of Operations for the twelve weeks ended November 2,                       4
              2003 (Unaudited) and the twelve weeks ended November 3, 2002
              (Unaudited)

              Statements of Operations for the forty weeks ended November 2,                        5
              2003 (Unaudited), the twenty-four weeks ended November 3, 2002
              (Unaudited), and the sixteen weeks ended May 19, 2002

              Statements of Shareholders' Equity (Deficit) for the sixteen                          6
              weeks ended May 19, 2002, the thirty-six weeks ended January 26,
              2003, and the forty weeks ended November 2, 2003 (Unaudited)

              Statements of Cash Flows for the forty weeks ended November 2,                        7
              2003 (Unaudited), the twenty-four weeks ended November 3, 2002
              (Unaudited), and the sixteen weeks ended May 19, 2002

              Notes to Financial Statements                                                         8

   Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                10

   Item 3     Quantitative and Qualitative Disclosures about Market Risk                           15

   Item 4     Controls and Procedures                                                              15

PART II -     OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K                                                     16

SIGNATURE                                                                                          17

CERTIFICATIONS

                         FRANK'S NURSERY & CRAFTS, INC.
                                 BALANCE SHEETS
                      (in thousands, except for par value)



                                                                     November 2,        November 3,       January 26,
                                                                        2003                2002             2003
                                                                  ---------------    ----------------   ---------------
                                                                    (Unaudited)         (Unaudited)
                                                                                         Restated          Restated
ASSETS

Current assets:
      Cash and cash equivalents                                  $         2,099    $          2,570   $         3,068
      Accounts receivable, net                                             1,235               2,199             1,218
      Merchandise inventory                                               70,452              62,096            39,050
      Assets to be disposed of                                                 -               2,131               200
      Prepaid expenses and other current assets                            4,556               5,917             4,173
                                                                  ---------------    ----------------   ---------------
Total current assets                                                      78,342              74,913            47,709

Property, plant and equipment, net                                        56,754              54,561            56,102
Other assets and deferred charges                                          3,738               4,225             3,616
                                                                  ---------------    ----------------   ---------------
Total assets                                                     $       138,834    $        133,699   $       107,427
                                                                  ===============    ================   ===============

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:
      Accounts payable                                           $        30,661    $         33,289   $        18,009
      Accrued expenses                                                    19,138              19,671            16,402
      Accrued expense payables pre-petition                                1,100               2,520             1,902
      Revolving credit facility                                           21,559              16,298                 -
      Revolving credit facility - related party                           20,000                   -            15,250
      Current portion of long term debt                                    1,569               1,806             1,685
                                                                  ---------------    ----------------   ---------------
Total current liabilities                                                 94,027              73,584            53,248

Long-term debt:
      Senior debt, less current portion                                   24,066              26,389            24,730
      Term Loan - related party, net of unamortized discount              17,543              17,360            16,323
                                                                  ---------------    ----------------   ---------------
Total long-term debt                                                      41,609              43,749            41,053

Other liabilities                                                          3,914               3,452             3,334

Shareholders' (deficit) equity:
      Preferred stock $.001 par value,                                         -                   -                 -
        10,000,000 shares authorized, none issued
      Common stock $.001 par value,                                           20                  20                20
        50,000,000 shares authorized, 16,926,957 shares
        issued and outstanding and 3,073,043 shares
        to be issued
      Additional paid-in-capital                                          27,457              26,100            27,457
      Accumulated deficit                                                (28,193)            (13,206)          (17,685)
                                                                  ---------------    ----------------   ---------------
Total shareholders' (deficit) equity                                        (716)             12,914             9,792
                                                                  ---------------    ----------------   ---------------
Total liabilities and shareholders' (deficit) equity             $       138,834    $        133,699   $       107,427
                                                                  ===============    ================   ===============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         FRANK'S NURSERY & CRAFTS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                Twelve Weeks     Twelve Weeks
                                                                   Ended            Ended
                                                                November 2,      November 3,
                                                                   2003             2002
                                                               ------------      ------------
                                                                                   Restated
NET SALES                                                        $ 40,284         $ 39,612

OPERATING COSTS AND EXPENSES:
       Cost of goods sold, including buying and occupancy          34,532           34,575
       Selling, general, and administrative                        17,850           17,278
       Restructuring charges                                           --            2,000
                                                                 --------         --------
         Total operating costs and expenses                        52,382           53,853
                                                                 --------         --------

LOSS FROM OPERATIONS                                              (12,098)         (14,241)

OTHER INCOME (EXPENSE):
       Interest expense and amortization of debt costs             (2,258)          (1,811)
       Sundry (expense) income                                        (98)              93
                                                                 --------         --------
         Total other expense                                       (2,356)          (1,718)
                                                                 --------         --------

LOSS BEFORE INCOME TAXES                                          (14,454)         (15,959)
                                                                 --------         --------
NET LOSS                                                         $(14,454)        $(15,959)
                                                                 ========         ========
LOSS PER SHARE - BASIC                                           $  (0.72)        $  (0.80)
                                                                 ========         ========
LOSS PER SHARE - DILUTED                                         $  (0.72)        $  (0.80)
                                                                 ========         ========
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                        20,000           20,000
                                                                 ========         ========
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                      20,000           20,000
                                                                 ========         ========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        FRANK'S NURSERY & CRAFTS, INC.
                     STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                        Forty Weeks    Twenty-four       Sixteen Weeks
                                                                          Ended         Weeks Ended         Ended
                                                                        November 2,     November 3,         May 19,
                                                                           2003            2002              2002
                                                                       ------------   ----------------  -----------------
                                                                       (Successor)       (Successor)     (Predecessor)
                                                                                          Restated        Restated (1)
NET SALES                                                               $ 248,324         $ 128,682         $ 110,992

OPERATING COSTS AND EXPENSES:
       Cost of goods sold, including buying and occupancy                 181,486            99,221            80,756
       Selling, general, and administrative                                69,704            38,031            31,490
       Restructuring charges                                                  893             1,397            21,839
                                                                        ---------         ---------         ---------
         Total operating costs and expenses                               252,083           138,649           134,085
                                                                        ---------         ---------         ---------

LOSS FROM OPERATIONS                                                       (3,759)           (9,967)          (23,093)

OTHER INCOME (EXPENSES):
       Interest expense (contractual interest of $6,210 for the            (6,881)           (3,397)           (2,583)
        sixteen weeks ended May 19, 2002) and amortization of
        debt costs
       Sundry income                                                          132               158               109
                                                                        ---------         ---------         ---------
         Total other expenses                                              (6,749)           (3,239)           (2,474)
                                                                        ---------         ---------         ---------

LOSS BEFORE REORGANIZATION ITEMS AND INCOME TAXES                         (10,508)          (13,206)          (25,567)
REORGANIZATION ITEMS:
       Gain on cancellation of pre-petition liabilities                        --                --           184,954
       Fresh start adjustments                                                 --                --               324
       Extinguishment of debt                                                  --                --            (1,439)
                                                                        ---------         ---------         ---------
         Total reorganization items                                            --                --           183,839
                                                                        ---------         ---------         ---------
NET (LOSS) EARNINGS                                                     $ (10,508)        $ (13,206)        $ 158,272
                                                                        =========         =========         =========

LOSS PER SHARE - BASIC                                                  $   (0.53)        $   (0.66)
                                                                        =========         =========

LOSS PER SHARE - DILUTED                                                $   (0.53)        $   (0.66)
                                                                        =========         =========

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                20,000            20,000
                                                                        =========         =========

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                              20,000            20,000
                                                                        =========         =========



(1) The sixteen weeks ended May 19, 2002 have been restated to reflect a reorganization item for extinguishment of debt of $1,439 belonging to the Predecessor.

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         FRANK'S NURSERY & CRAFTS, INC.
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
 SIXTEEN WEEKS ENDED MAY 19, 2002, THIRTY-SIX WEEKS ENDED JANUARY 26, 2003, AND
                       FORTY WEEKS ENDED NOVEMBER 2, 2003

                  (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)




                                                  Common          Stock    Additional    Accumulated      Net            Total
                                                  Number          Par       Paid-in       Deficit        Parent      Shareholders'
                                                  of Shares       Value     Capital                     Investment      Equity
                                                                                                                       (Deficit)
                                                -------------    -------  ------------  -------------  ------------  -------------
Predecessor:
Balance at January 27, 2002                            1,000        $ 1     $ 165,999     $ (280,112) $     16,117  $   (97,995)
   Net loss excluding plan of
      reorganization and fresh start
      adjustments                                                                            (25,567)                   (25,567)
   Effect of plan of reorganization and fresh
      start adjustments:
       Cancellation of old common stock               (1,000)        (1)     (165,999)                                 (166,000)
       New common stock                           20,000,000         20        22,980                                    23,000
       Cancellation of net parent investment                                                               (16,117)     (16,117)
       Extinguishment of debt                                                                 (1,439)                    (1,439)
       Other fresh start adjustments                                                         307,118                    307,118
                                                -------------    -------  ------------  -------------  ------------  -----------
Successor:
Balance at May 20, 2002                           20,000,000         20        22,980              -             -       23,000
 Issuance of 10,869,565 warrants in
     connection with Term Loan debt
                                                                                4,436                                     4,436
 Expense for stock options issued                                                  41                                        41
 Net loss (Restated)                                                                         (17,685)                   (17,685)
                                                -------------    -------  ------------  -------------  ------------  -----------
Balance at January 26, 2003 (Restated)            20,000,000         20        27,457        (17,685)            -        9,792
 Net loss                                                                                    (10,508)                   (10,508)
                                                -------------    -------  ------------  -------------  ------------  -----------
Balance at November 2, 2003                       20,000,000 (1)   $ 20      $ 27,457      $ (28,193)          $ -       $ (716)
                                                =============    =======  ============  =============  ============  ===========


(1)  16,926,957 shares issued and 3,073,043 to be issued.

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          FRANK'S NURSERY & CRAFTS, INC
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                     Forty Weeks       Twenty-four        Sixteen Weeks
                                                                        Ended          Weeks Ended           Ended
                                                                     November 2,       November 3,           May 19,
                                                                        2003              2002                2002
                                                                   -----------------  ----------------   ---------------
                                                                     (Successor)        (Successor)      (Predecessor)
                                                                                         Restated         Restated (1)
OPERATING ACTIVITIES:
Net (loss) earnings                                                       $ (10,508)        $ (13,206)        $ 158,272
Adjustments to reconcile net (loss) earnings to net cash
  provided by (used in) operating activities:
       Depreciation                                                           2,465             3,223             4,900
       Amortization of debt costs and warrants                                1,682               683               632
       Non cash portion of restructuring and other related charges              893             1,397            17,572
       Debt issue costs                                                           -                 -             1,079
       Gain on cancellation of pre-petition liabilities                           -                 -          (184,991)
       Fresh start adjustments                                                    -                 -              (324)
       Other                                                                    (95)              (78)             (939)
                                                                   -----------------  ----------------   ---------------
                                                                             (5,563)           (7,981)           (3,799)

Changes in assets and liabilities, net of effects of fresh
  start adjustments and gain on cancellation of pre-petition liabilities:
       Notes receivable                                                           -                 -             1,631
       Accounts receivable                                                      (17)             (279)              885
       Inventory                                                            (31,402)             (471)          (23,996)
       Prepaid expenses                                                        (383)             (264)            1,405
       Other non current assets                                                (584)           (2,046)             (349)
       Accounts payable                                                      12,652           (11,398)           36,121
       Accrued expenses                                                       1,041           (10,242)            7,603
                                                                   -----------------  ----------------   ---------------
Net cash (used in) provided by operating activities                         (24,256)          (32,681)           19,501
                                                                   -----------------  ----------------   ---------------

INVESTING ACTIVITIES:
       Additions to property, plant, and equipment                           (1,732)           (2,118)             (605)
       Net proceeds from asset sales                                            240             4,969             2,566
                                                                   -----------------  ----------------   ---------------
Net cash (used in) provided by investing activities                          (1,492)            2,851             1,961
                                                                   -----------------  ----------------   ---------------
FINANCING ACTIVITIES:
       Increase (decrease) in revolving credit facilities (net)              26,309             2,651           (10,650)
       Payment of long-term debt and capital leases                          (1,530)             (750)           (2,183)
       Borrowings under term loan                                                 -            20,000                 -
                                                                   -----------------  ----------------   ---------------
Net cash provided by (used in) financing activities                          24,779            21,901           (12,833)
                                                                   -----------------  ----------------   ---------------

Net change in cash and cash equivalents                                        (969)           (7,929)            8,629
Cash and cash equivalents at beginning of period                              3,068            10,499             1,870
                                                                   -----------------  ----------------   ---------------
Cash and cash equivalents at end of period                                  $ 2,099           $ 2,570          $ 10,499
                                                                   =================  ================   ===============

 (1)   The sixteen weeks ended May 19, 2002 have been restated to reflect a reorganization item for extinguishment of debt of
       $1,439 belonging to the Predecessor.

Supplemental disclosure of non cash financing information:

       Capital lease additions of $749 for the forty weeks ended November 2, 2003.  Fair value adjustments of assets due to fresh start accounting of $35,170 for the sixteen weeks ended May 19, 2002.
       Cash paid for interest                                       $         4,230           $ 1,906               933
                                                                   =================  ================   ===============


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

(3) RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In October, 2003, the Company became aware of certain potential accounting issues related to marketable securities from a 1999 defined benefit plan reversion that the Company has determined were not properly recorded in the Company's accounting records. Under the direction and oversight of the Audit Committee and with the assistance of outside legal advisors and accounting consultants, the Company conducted an inquiry into these and related accounting issues. As a result of this process, the Company is, by means of this filing, restating its previously issued financial statements for the twenty-four weeks ended November 3, 2002 and the sixteen weeks ended May 19, 2002.

At May 19, 2002, the balance of $1 million was reclassified to fixed assets as an adjustment to fresh-start accounting. The restatement of the Company's Balance Sheets as of November 3, 2002 resulted in a decrease in assets of $38 thousand and an increase in accumulated deficit of $38 thousand and as of January 26, 2003 resulted in a decrease in assets of $54 thousand and an increase in accumulated deficit of $54 thousand. The restatement of the Company's Statements of Operations for the twelve weeks ended November 3, 2002 resulted in an increase in selling, general, and administrative expenses ("SG&A") of $9 thousand and a decrease in interest income of $11 thousand and for the twenty-four weeks ended November 3, 2002 resulted in an increase in SG&A of $16 thousand and a decrease in interest income of $22 thousand. For the sixteen weeks ended May 19, 2002, the restatement of the Company's Statement of Operations resulted in a decrease in interest income of $9 thousand.

Unless otherwise expressly stated, all financial information in this Quarterly Report on Form 10-Q is presented inclusive of these revisions.

(4) LOSS PER SHARE

Basic loss per share is computed by dividing net loss on common shares by the weighted average number of common shares outstanding during each period. For purposes of the per share calculation, 20,000,000 shares were used which represent 16,926,957 shares outstanding and 3,073,043 shares to be issued. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.

(5) STOCK OPTIONS

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

For SFAS No. 148 purposes, the fair value of each option granted under the Company's stock option plan is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%; stock price volatility of 50%; risk free interest rates ranging from 2.86% to 3.16%; and an expected option term of 5 years.

If the Company had elected to recognize the compensation cost of its stock option plan based on the fair value method of accounting, net loss and net loss per share for the twelve and forty weeks ended November 2, 2003 would have been decreased to the pro forma amounts below (dollars in thousands, except per share amounts):


                                                                                Twelve Weeks                Forty Weeks
                                                                                    Ended                      Ended
                                                                              November 2, 2003           November 2, 2003
                                                                             --------------------     ------------------------
Net loss, as reported                                                                  $ (14,454)                   $ (10,508)
Total stock-based compensation expense determined                                           (128)                        (425)
  under the fair value method
                                                                             --------------------     ------------------------
Pro forma net loss                                                                     $ (14,582)                   $ (10,933)
                                                                             ====================     ========================

Weighted average number of shares                                                         20,000                       20,000
   outstanding - basic

Weighted average number of shares                                                         20,000                       20,000
   outstanding - diluted

Basic and diluted loss per share:
  As reported - basic                                                                    $ (0.72)                     $ (0.53)
                                                                             ====================     ========================
  As reported - diluted                                                                  $ (0.72)                     $ (0.53)
                                                                             ====================     ========================
  Pro forma - basic                                                                      $ (0.73)                     $ (0.55)
                                                                             ====================     ========================
  Pro forma - diluted                                                                    $ (0.73)                     $ (0.55)
                                                                             ====================     ========================



(6) RESTRUCTURING

During the fourth fiscal quarter of 2002 and the second fiscal quarter of 2003, the Company implemented two corporate overhead restructuring initiatives to reduce costs at its corporate headquarters. Additionally, during the fiscal second quarter of 2003, the Company announced the closure of its Harrisburg, PA warehouse. As a result of the two restructuring initiatives, the Company recorded non-recurring charges for workforce reductions of $0.7 million during the fourth fiscal quarter of 2002 and $0.9 million during the fiscal second quarter of 2003. For the fiscal year ended January 26, 2003, the Company recorded restructuring charges based on Emerging Issues Task Force ("EITF") 94-3, "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)." For the fiscal quarter ended August 10, 2003, the Company records restructuring charges based on Financial Accounting Standards Board ("FASB") No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES."

Reconciliation of the restructuring liability, as of November 2, 2003, is as follows:




                                           Balance at January    2003        2003        2003           Ending Balance at
                                               26, 2003         Charges    Payments    Adjustments      November 2, 2003
                                     ------------------------------------------------------------------------------------

                                     ------------------------------------------------------------------------------------
Employee separation costs (a)                    $ 747           893          (787)        -                       $ 853
                                     ====================================================================================


(a) Of the planned downsizing of 58 positions, 29 reductions had been implemented as of November 2, 2003.

The Company expects that substantially all remaining payments will be made within the next twelve months.

(7) RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company determined that there was no impact on the Company's financial condition or results of operations.

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

RESULTS OF OPERATIONS

The following table shows the 2003 periods in comparison to the corresponding 2002 periods (dollars in thousands).




                                                    Twelve weeks ended        Forty weeks    Twenty-four   Sixteen weeks
                                                                                ended        weeks ended       ended
                                                  -------------------------  ------------    -----------   -------------
                                                  November 2,   November 3,   November 2,    November 3,   May 19, 2002
                                                    2003          2002          2003           2002
                                                  -------------------------  ------------    -----------   -------------
                                                                                            ("Successor") ("Predecessor")
                                                               (Restated)                    (Restated)     (Restated)
Net sales                                         $40,284       $ 39,612      $248,324        $128,682     $ 110,992

Operating costs and expenses:
   Cost of sales, including buying                 34,532         34,575       181,486          99,221        80,756
   and occupancy
   Selling, general, and administrative            17,850         17,278        69,704          38,031        31,490
   Restructuring and other related charges             --          2,000           893           1,397        21,839
                                                 --------       --------       -------        --------      --------
     Total operating costs and expenses            52,382         53,853       252,083         138,649       134,085
Loss from operations                              (12,098)       (14,241)       (3,759)         (9,967)      (23,093)
Other income (expenses):
     Interest expense and amortization of          (2,258)        (1,811)       (6,881)         (3,397)       (2,583)
     debt costs
     Other income (expenses)                          (98)            93           132             158           109
                                                 --------       --------       -------        --------      --------
      Total other expenses                         (2,356)        (1,718)       (6,749)         (3,239)       (2,474)
Loss before reorganization income                 (14,454)       (15,959)      (10,508)        (13,206)      (25,567)
Reorganization income                                 --              --            --              --       183,839
                                                 --------       --------       -------        --------      --------
Net loss (earnings)                              $(14,454)     $ (15,959)     $(10,508)      $ (13,206)   $  158,272
                                                 ========       ========       =======        ========      ========



         NET SALES. Net sales were $40.3 million for the twelve weeks ended November 2, 2003 ("2003 quarter"), an increase of $0.7 million, or 1.7%, compared with net sales of $39.6 million for the twelve weeks ended November 3, 2002 ("2002 quarter"). The fiscal quarter-to-date sales increase was driven by a more comprehensive marketing program and merchandising initiatives designed to maximize the fall lawn and garden business.
         Net sales were $248.3 million for the forty weeks ended November 2, 2003 ("2003 YTD"), an increase of $8.7 million, or 3.6%, compared with net sales of $239.7 million for the forty weeks ended November 3, 2002 ("2002 YTD"). The fiscal year-to-date sales increase was driven by a more comprehensive marketing program, merchandising initiatives designed to extend the lawn and garden season, and solid consumer demand for high quality nursery products.
         There were 170 stores open for all periods presented.

         COST OF SALES, INCLUDING BUYING AND OCCUPANCY. Cost of sales was $34.5 million for the 2003 quarter, a decrease of $0.1 million, or 0.1% compared with $34.6 million for the 2002 quarter. Cost of sales, as a percentage of net sales, was 85.7% for the 2003 quarter compared with 87.3% for the 2002 quarter. This percentage decline of 1.6% is due primarily to lower occupancy and depreciation costs.
         Cost of sales were $181.5 million for 2003 YTD, an increase of $1.5 million, or 0.8%, compared with $180.0 million for 2002 YTD. Cost of sales, as a percentage of net sales, was 73.1% for 2003 YTD compared with 75.1% for 2002 YTD. This percentage decline of 2.0% is due primarily to lower occupancy and depreciation costs resulting from fresh start accounting, as well as lower utility costs.

         SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses were $17.9 million for the 2003 quarter, an increase of $0.6 million, or 3.3%, compared with $17.3 million for the 2002 quarter. As a percentage of net sales, SG&A expenses were 44.3% for the 2003 quarter compared with 43.6% for the 2002 quarter. This percentage increase is largely due to increased advertising costs.
         SG&A expenses were $69.7 million for 2003 YTD, an increase of $0.2 million, or 0.3%, compared with $69.5 million for 2002 YTD. As a percentage of sales, SG&A expenses were 28.1% for YTD 2003 compared with 29.0% for 2002 YTD. This percentage decline of 0.9% is primarily due to headcount reductions and headquarters cost savings initiatives, which were partially offset by increased advertising costs.

         RESTRUCTURING AND OTHER RELATED CHARGES. No restructuring or related charges were taken in the 2003 quarter. In the 2002 quarter, the charge of $2.0 million represented a change in estimate for the pre-petition claim payments. For YTD 2003, a charge of $0.9 million in the second fiscal quarter of 2003 included the following: $0.2 million for a severance and employee retention plan related to the closure of the Harrisburg, PA warehouse and $0.7 million for severance costs pertaining to corporate overhead restructuring. In 2002 YTD, the charge of $23.2 million consisted of $2.0 million representing a change in estimate for the pre-petition claim payments; $15.5 million for costs of lease rejections; $2.6 million for professional fees; $1.8 million for severance and employee retention plans approved by the bankruptcy court while under Chapter 11 bankruptcy; $1.1 million for costs of mortgage debt; and miscellaneous expenses of $0.2 million. The $15.5 million liability for the costs of rejected store leases represented an estimate of the maximum claim allowed under bankruptcy law. In accordance with the plan of reorganization, these claims were treated as general unsecured claims and resulted in a cancellation of debt and recognized as a reorganization item. The $1.1 million liability for costs of mortgage debt represented an estimate to properly state the pre-petition long-term debt in accordance with the plan of reorganization.

         OTHER INCOME (EXPENSES). Other income primarily relates to gains from the sale of property, interest income, and miscellaneous income. Other expense was $0.1 million for the 2003 quarter compared to other income of $0.1 million for the 2002 quarter. Other income was $0.1 million for 2003 YTD compared to $0.3 million for 2002 YTD. Included in other expense for the 2003 quarter are approximately $0.4 million associated with a partial roof collapse at the Company's leased Harrisburg warehouse facility.

         INTEREST EXPENSE AND AMORTIZATION OF DEBT COSTS AND WARRANTS. Interest expense and amortization of debt costs and warrants ("interest expense") was $2.3 million for the 2003 quarter, an increase of $0.4 million, or 24.7%, compared with interest expense of $1.8 million for the 2002 quarter. The fiscal quarter-to-date increase in interest expense was due to increased borrowings. Interest expense was $6.9 million for 2003 YTD, an increase of $0.9 million, or 15.1%, compared with interest expense of $6.0 million for 2002 YTD. Higher interest expense for 2003 was due primarily to an increase in borrowings.

         REORGANIZATION ITEMS. A gain of $183.8 million was recognized for 2002. The gain was due to the cancellation of pre-petition liabilities upon emergence ($184.9 million), the fresh start accounting adjustments ($0.3 million), offset by a loss from the extinguishment of debt ($1.4 million).

INCOME TAXES. No income tax benefit was recognized for the loss for 2003 and 2002. Instead, the increase in net deferred tax assets as a result of the loss was offset by an equal increase in the valuation allowance. In addition, no income tax expense was recognized on the reorganization items. The items of income and expense included in the reorganization income are non-taxable and non-deductible, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  REVOLVING CREDIT FACILITY WITH CONGRESS FINANCIAL CORPORATION

         The Company entered into a revolving credit facility with Congress Financial Corporation on May 20, 2002 ("the Congress facility"). The Congress facility is a $50 million, secured revolving loan facility, which includes $25 million of availability for letters of credit. On November 25, 2003, Congress and the Company executed an amendment to the credit facility which, among other things, limited borrowings under the facility to $42 million until certain conditions are satisfied. The November 25, 2003 amendment is discussed further below. The availability of borrowings under this facility generally is based on a percentage of eligible inventory and certain other assets, subject to certain reserves. The amounts reserved are based on a number of variables, including inventory levels, merchandise purchases and sales levels, and the types of reserves include inventory shrinkage, letters of credit outstanding, sales taxes and other liabilities of the Company. The total amount of these reserves varies by season but typically ranges from 15% to 35% of the cost of eligible inventory. As of November 2, 2003, there were $21.6 million in borrowings outstanding under the Congress facility and outstanding letters of credit aggregated $1.9 million. Excess availability as of November 2, 2003 was $5.6 million.

         The Congress facility allows the Company the option of prime rate loans or Eurodollar loans. Depending upon the Company's excess availability, loans under the facility bear interest either at the prime rate plus 0.25% or 0.75% or a Eurodollar rate plus 2.75%, 3.25% or 3.5%. These rates were increased by an amendment to the Congress facility on February 10, 2003, and prior to such amendment, the interest rates under the Congress facility either were the prime rate plus 0.25% or 0.50% or a Eurodollar rate plus 2.75%, 3.00%, or 3.25%. The Congress facility has an initial term of three years and renews for successive one-year terms thereafter unless the lender or the Company elects to terminate the Congress facility as of the end of the initial term or any renewal term. The Congress facility includes an unused line fee of 0.25% per year, a servicing fee of $10,000 per calendar quarter, and an early termination fee in an amount equal to 1.00% of the amount of the maximum credit if the Congress facility is terminated in whole during the second year and 0.50% if terminated during the third year.

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

         The Congress facility also originally contained two financial covenants; a minimum quarterly level of adjusted EBITDA (as described below) and a minimum ratio of inventory to accounts payable. On February 10, 2003, the Company and Congress Financial entered into an amendment to the facility which revised the measurement of minimum level of inventory from a daily to a weekly basis, lowered the minimum quarterly adjusted EBITDA levels, revised the minimum ratio of inventory to accounts payable to be a ratio of accounts payable to inventory, and increased the interest rates for the Congress facility as described above. The amended financial covenants are measured only if (1) the Company's excess availability, plus the amount of cash equivalents maintained by the Company in an account under the control of Congress Financial, falls below $4.0 million at any time or (2) the Company's average excess availability, plus the average amount of cash equivalents maintained in such account, for any four-week period falls below $9.0 million. In such event, the minimum adjusted EBITDA covenant is measured quarterly and the minimum accounts payable to inventory ratio covenant is measured for each accounting period, and the minimum levels required by each covenant varies from period to period. Management believes that the amended covenants are less restrictive and provide the Company with more flexibility than the original covenants. The required minimum accounts payable to inventory ratio for November 2, 2003 was 36.1%, and the company's actual ratio at such date was 43.5%. On November 25, 2003, the parties entered into an amendment to the credit facility which eliminated the minimum accounts payable to inventory ratio covenant with respect to accounting periods in the fiscal year ending January 25, 2004. The required minimum level of adjusted EBITDA for the period from November 4, 2002 through November 2, 2003 was $(7.6) million, and the actual level for such period was $(2.9) million, as shown below.

         Adjusted EBITDA, as measured under the Congress facility, equals the net income of the Company for the applicable fiscal period, minus extraordinary gains included in such net income for such fiscal period, plus interest expense, income taxes, depreciation and amortization, other non-cash charges (other than to the extent requiring an accrual or reserve for future cash expenses) and non-cash extraordinary losses deducted from such net income for such fiscal period, plus, for the fifth, sixth and seventh accounting periods of the Company's 2002 fiscal year, restructuring charges of up to $500,000 in the aggregate for such accounting periods deducted from such net income for such fiscal period, all as determined in accordance with generally accepted accounting principles ("GAAP"). A summary of the calculation of the Company's adjusted EBITDA for the period from November 4, 2002 through November 2, 2003 is set forth below.


                                              (000's)
                                            ----------
Net loss using GAAP                          $(14,988)
Plus:
      Depreciation                              1,526
      Interest                                  8,519
      Non cash losses                           1,994
                                            ----------
Adjusted EBITDA                               $(2,949)
                                            ==========



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

         On November 25, 2003, the Company and Congress Financial Corporation entered into an amendment to the Congress facility which eliminated the requirement to comply with the accounts payable to inventory ratio covenant for any accounting period during the fiscal year ending January 25, 2004, and limited total borrowings under the facility to $42 million until additional lenders become parties to the credit facility and provide aggregate commitments of at least $8 million. The amendment also provides that the accounts payable to inventory ratio covenant will be reset for the accounting periods in the fiscal year ended January 30, 2005 based upon the good faith and reasonable projections by the Company, to be determined by the agreement of Congress and the Company.

  TERM LOAN AND REVOLVING CREDIT FACILITY - RELATED PARTY

         The Company has a credit facility arranged by Kimco Capital Corp. ("the Kimco facility") that originally provided for a $20 million term loan and $10 million of revolving loans. Frank's and Kimco Capital Corp. amended the Kimco facility on January 23, 2003, providing for an increase in the amount of revolving loans available under the Kimco facility to $20 million. The Company and Kimco Capital Corp. entered into an amendment to the Kimco facility as of October 30, 2003 to allow for overline revolving loan advances of up to $7 million during the period from January 1, 2004 to April 1, 2004. The Kimco facility is secured by a first priority lien on certain of the Company's owned and leased real property and a second lien on the Company's inventory. These loans bear interest at 10.25% per year for an initial term of three years, with the option for the Company to renew the loans for up to an additional two years, provided that the Company is not then in default. A portion of the Kimco facility has been participated by Kimco Capital Corp. to Third Avenue Trust and/or its designees. As of November 2, 2003 total debt outstanding under the Kimco facility was $40.0 million.

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

         Kimco Capital Corp. is an affiliate of (i) Kimco Realty Services, Inc. and Kimco Realty Corporation, which, as of December 17, 2003, are the beneficial owners of 51.7% of the Company's common stock, (ii) Kimco Select Investments, of which David M. Samber, one of the Company's directors, was the Chief Executive Officer, and (iii) Kimco Realty Corporation, of which Aaron J. Fleishaker, one of the Company's directors, is an Executive Vice President. A portion of the credit facility has been participated by Kimco Capital Corp. to Third Avenue Trust and/or its designees, which, collectively with its affiliates, is the beneficial owner of 18.0% of the Company's common stock as of December 17, 2003.

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

         The Company's current projections indicate that it is likely to be out of compliance with the existing accounts payable to inventory ratio covenant of the Congress facility during most of the fiscal year ending January 30, 2005. On November 25, 2003, the Company and Congress Financial Corporation entered into an amendment in which Congress agreed to reset the accounts payable to inventory ratio covenant with respect to the accounting periods during the fiscal year ending January 30, 2005 based on the good faith and reasonable projections of the Company, to be determined by the agreement of Congress and the Company. However, the Company cannot provide any assurance that Congress and the Company will reach agreement on the revisions to the accounts payable to inventory ratio covenant, and if they are not able to reach such agreement, the Company is not likely to be able to comply with the existing covenant requirements.

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

         The Company plans to either renew its existing credit facilities or seek alternative outside financing prior to the expiration of the facilities in May 2005. The Company can provide no assurances that it will be successful in renewing the facilities.

         The Company anticipates spending approximately $0.6 million for capital expenditures for the remainder of fiscal 2003, primarily for store remodeling and refurbishments. No store openings are planned for fiscal 2003.


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company perceives its market risk is related to interest rate risk and foreign currency exchange rate risk for its borrowings under the credit facility with Congress Financial, which is a variable rate financing agreement. Borrowings under the Congress facility may be based upon the U.S. prime interest rate or the Eurodollar rate. The Company does not use swaps or other interest rate protection agreements to hedge this risk. During the period beginning January 27, 2003 through November 2, 2003, the Company's average outstanding balance under the Congress facility was $13.6 million. At such level, a 200 basis point change in the interest rate on the credit facility would result in an increase in interest expense of $272,000 per year. The Company had $21.6 million outstanding under the Congress facility at November 2, 2003. Interest under the $40.0 million credit facility with Kimco Capital is fixed at 10 1/4% per annum and $40.0 million was outstanding at November 2, 2003. The Company does not enter into derivative or interest rate transactions for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES


        (a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Form 10-Q, an evaluation was performed under the supervision and with the participation of Frank's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Frank's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that all material information required to be filed in this Form 10-Q has been made known to them on a timely basis.

        (b) Changes in internal controls. There were no significant changes in Frank's internal controls, or in other factors that could significantly affect Frank's internal controls, subsequent to the most recent evaluation of internal controls performed by the Company.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

              Exhibit No. Description

               10.1 Third Amendment to Credit and Security Agreement, dated as of October 30, 2003, among the Registrant and Kimco Capital Corp.
               10.2 Amendment No. 3 to Loan and Security Agreement, dated as of October 30, 2003, among the Registrant, Congress Financial Corporation, as Administrative Agent, and the Lenders party thereto
               31.1       Chief Executive Officer Certification Pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002
               31.2       Chief Financial Officer Certification Pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002
               32.1       Chief Executive Officer Certification Pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002
               32.2       Chief Financial Officer Certification Pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

               During the quarter ended November 2, 2003, Frank's filed the following Reports on Form 8-K:

                      Report on Form 8-K dated September 19, 2003, reporting under Item 5 the issuance of a press release announcing the Company's net sales for the four and thirty-two weeks ended September 7, 2003.

                      Report on Form 8-K dated October 9, 2003, reporting under
                      Item 5 the issuance of a press release announcing the Company's net sales for the four and thirty-six weeks ended October 5, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:        December 17, 2003                  FRANK'S NURSERY & CRAFTS, INC.
                                                (Registrant)



                                       By:      /s/ Bruce Dale
                                                -----------------------
                                                Bruce Dale
                                                Chief Executive Officer

                                                /s/ Alan J. Minker
                                                -----------------------
                                                Alan J. Minker
                                                Senior Vice President and
                                                Chief Financial Officer

                               10-Q EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION

EX-10.1 Third Amendment to Credit and Security Agreement, dated as of October 30, 2003, among the Registrant and Kimco Capital Corp.

EX-10.2 Amendment No. 3 to Loan and Security Agreement, dated as of October 30, 2003, among the Registrant, Congress Financial Corporation, as Administrative Agent, and the Lenders party thereto

EX-31.1                 Chief Executive Officer Certification Pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

EX-31.2                 Chief Financial Officer Certifications Pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

EX-32.1                 Chief Executive Officer Certifications Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

EX-32.2                 Chief Financial Officer Certification Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002