Form 10-K
period 2004-01-25
FRANKS NURSERY & CRAFTS INC
filed 2004-04-23
CIK 38792

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 25, 2004

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

All of the Company's SEC filings can be found at the Company's website: www.franks.com.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $13,748,495.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

         As of April 23, 2004, the registrant had 17,807,162 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's definitive proxy statement for its 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

                         FRANK'S NURSERY & CRAFTS, INC.
                                    FORM 10-K
                        FISCAL YEAR END JANUARY 25, 2004

                                Table of Contents

                                                        PART I
ITEM 1.  BUSINESS.............................................................................................       1
ITEM 2.  PROPERTIES...........................................................................................       6
ITEM 3.  LEGAL PROCEEDINGS....................................................................................       7
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................       7

                                                        PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................................       7
ITEM 6.  SELECTED FINANCIAL DATA..............................................................................       9
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS...............      10
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................      23
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................      23
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................      23
ITEM 9A. CONTROLS AND PROCEDURES..............................................................................      23

                                                       PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................................      24
ITEM 11. EXECUTIVE COMPENSATION...............................................................................      24
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................................      24
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................................      24
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES...............................................................      24

                                                        PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.....................................      25
SIGNATURES....................................................................................................      26

                                                   FINANCIAL SECTION
INDEX TO FINANCIAL STATEMENTS.................................................................................     F-1
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS............................................................     F-2
REPORT OF INDEPENDENT AUDITORS................................................................................     F-3
BALANCE SHEETS................................................................................................     F-4
STATEMENTS OF OPERATIONS......................................................................................     F-5
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)..................................................................     F-6
STATEMENTS OF CASH FLOWS......................................................................................     F-7
NOTES TO FINANCIAL STATEMENTS.................................................................................     F-8
SCHEDULE II - VALUATION OF QUALIFYING ACCOUNTS................................................................     S-1
EXHIBIT INDEX.................................................................................................     E-1

In conjunction with its plan of reorganization (as discussed in Note 1 of the audited financial statements), on May 20, 2002, Frank's Nursery & Crafts, Inc., a Michigan corporation, merged into its parent, FNC Holdings Inc., a New York corporation. On the merger date, the surviving corporation changed its name to Frank's Nursery & Crafts, Inc. and was reincorporated in Delaware. Depending upon the context and the period being referenced, references to the "Company" or "Frank's" in this Form 10-K refer to Frank's Nursery & Crafts, Inc., a Delaware corporation, and/or its predecessors.

References in this Form 10-K to a particular year are to the Company's fiscal year, which is the 52- or 53-week period ending on the last Sunday in January of the following year (e.g., a reference to "2003" is a reference to the fiscal year ended January 25, 2004).

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

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

Frank's operates the largest chain (as measured by sales ) in the United States of specialty retail stores devoted to the sales of lawn and garden products. Frank's also is a leading retailer of Christmas trim-a-tree merchandise, artificial flowers and arrangements, garden and floral crafts, and home decorative products. The Company operates 169 retail stores in 14 states, primarily in the eastern, middle-Atlantic, and mid-western regions of the United States, under the name Franks Nursery.

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

THE LAWN AND GARDEN INDUSTRY

The overall retail market for lawn and garden products, defined to include green goods for both outdoor and indoor usage, fertilizers and chemicals, gardening accessories, lawn and patio furniture, Christmas trim-a-tree merchandise, power equipment and tools, barbecue grills, and watering equipment, was estimated at $98.7 billion in calendar 2003 and grew 4.0% from an estimated $94.9 billion in calendar 2002, according to Nursery Retailer magazine. During the period from calendar 1992 through calendar 2003, the lawn and garden industry grew from $53.6 billion to $98.7 billion, according to Nursery Retailer magazine. Among other factors, the Company believes that the principal reasons for this sustained growth were the popularity of gardening as a leisure activity, new home construction, and favorable demographic trends such as the aging of the baby-boomer population.

The lawn and garden market is highly seasonal, with the spring season accounting for the majority of annual product sales. The market for green (live) goods is generally non-branded and highly differentiated by both specimen and quality, while the market for hard goods, fertilizers, and chemicals is composed of both national and private label brands. At the retail level, the lawn and garden market is highly fragmented and consists of national and regional chains of specialty retailers, mass merchants and home centers, as well as thousands of local, independent garden centers and nurseries. With the exception of the garden center and nursery segment, few retailers operate their lawn and garden centers on a year round basis or as full line lawn and garden retailers. The Company believes that the primary competitive factors in lawn and garden retailing include breadth of product assortment, product quality, price, knowledgeable service, and effective advertising. The Company believes that it competes effectively in these areas, as well as others, and that its competence level in the retailing of lawn and garden products will enable it to gain market share in the future by increased penetration of its existing markets.

COMPANY STRATEGY

The Company's objective is to position itself as a convenience nursery, garden center, and seasonal retailer, from a merchandising and marketing perspective. The Company's green goods business has shown consistent growth versus prior years. Focus will continue to be targeted on improvements in the merchandise mix and overall operations of hardlines, life-like (silk) floral and custom arrangements, and other products. Ongoing cost reductions, improvements in inventory management, and vendor quality programs will continue to be a high priority for the Company and will be critical to its success. The Company will introduce new product offerings, on a chain-wide basis in 2004, including patio furniture and grills, which were tested in 2003. These offerings are intended to complement the Company's core business and increase sales during its slower selling periods.

The Company's merchandising efforts are focused on maintaining an appropriate in-stock position for high sales volume items and closely monitoring product sell-through to minimize markdowns. Utilizing inventory management tools, the Company has also implemented processes intended to deliver seasonal product in a manner to prevent overstocks.

The Company utilizes marketing and advertising efforts to communicate with its customers. The Company's marketing and advertising efforts are intended to build customer traffic at its stores and extend the peak selling seasons of its core business by implementing multi-media advertising, including radio ads, aggressive pricing to match competitors on similar items, and promotional events and discount programs.

The Company's core strategy centers on the lawn and garden market, where the Company intends to enhance its leadership position within the specialty retailing segment of that market. The Company's strategic market position is to provide better quality product, service and convenience than the home center and mass merchandise competition, at prices that are a better value proposition than the local nurseries. In the live goods area, the Company deals with a number of different vendors for the same product in different areas of the country. In order to be able to provide live product of consistently high quality, the Company has instituted a quality assurance program with its vendors and carefully monitors compliance with the program.

         The Company's Christmas trim-a-tree selection is aimed at providing its customers with a broad and unique assortment of quality artificial trees, wreaths, tree decorations, and holiday decor.

PRODUCT CATEGORIES

         The principal products sold at the Company's retail stores are as follows:

                        Percentage of Total Sales
                        -------------------------
Product Line               2003   2002   2001                       Description
------------               ----   ----   ----                       -----------
Lawn and garden              76%    72%   70%        Annual and perennial flowering plants (including
                                                     poinsettias), trees (including live Christmas
                                                     trees), shrubs, mulches, fertilizers, roses, potted
                                                     plants, seeds and bulbs, plant accessories, hoses
                                                     and garden tools and equipment, bird houses,
                                                     feeders, patio furniture, grills, seed and
                                                     accessories

Floral, Garden Decor,                                Dried, silk and life-like flowers, arrangements,
and Home Decor               12     15    17         candles, garden decor items and decorative home
                                                     accessories; also includes craft items, picture
                                                     frames, and frame art, which have been discontinued
Christmas                                            Artificial Christmas trees, indoor and outdoor
                             12     13    13         lights, decorations and trimmings
                           ----   ----   ---
                            100%   100%  100%
                           ====   ====   ===

         LAWN AND GARDEN. The Company offers customers one of the widest selections of live plants in the industry. The Company believes that its reputation for a broad selection and high quality of live goods is the principal reason that customers are drawn to its stores. This strength allows the Company to offer a wide assortment of other lawn and garden products, including fertilizers, mulches, garden tools, planting accessories, decorative planters and other related merchandise. In addition, the Company markets its own line of private label lawn and garden products.

         Lawn and garden sales are highest in the spring, with the largest impact being in the first fiscal quarter and the early part of the second fiscal quarter, then declining during middle and late summer. There is an early fall sales season in these products which is less significant than the spring sales season. In the winter months, sales of lawn and garden products are minimal and limited essentially to live Christmas trees, poinsettias, and indoor plants. In 2004, the Company is adding a year-round business in patio furniture and grills to this category. As well, the Company promotes a wild bird business, including feed and accessories in the winter months.

         FLORAL, GARDEN DECOR, AND HOME DECOR. The Company's floral and garden decor products include a varied assortment of dried, silk and life-like flowers for the do-it-yourself decorator, as well as pre-made and custom floral arrangements. The Company also offers a broad assortment of decorative candles, planters, garden statuary, and accent pieces for the home or patio. The Company intends to enhance the quality of products selected for this category and expand the quantity of products in the garden decor area in response to consumer demand. The Company also intends to support this product category with advertising in order to make consumers aware of Frank's improved product selection and presentation.

         Floral sales are steady throughout the year and are stimulated by early spring, fall, and late winter promotions. The garden decor business is concentrated mainly in the spring, summer, and fall months.

         CHRISTMAS. During the Christmas holiday season, the Company's second most important selling season after spring, the Company transforms substantial portions of its stores into Christmas trim-a-tree layouts and offers a broad selection of seasonal merchandise and Christmas decoration for the holiday season. The products offered include artificial trees, indoor and outdoor lights, wreaths, holiday plants, and a wide array of trim-a-tree items. Christmas merchandise is sold almost entirely in November and December.

SEASONALITY

         The Company's business is highly seasonal and very susceptible to the impact of weather conditions which may affect consumer purchasing patterns. Unusually wet or cold weather reduces consumer purchases during the spring selling season. In 2003, 47% of the Company's sales occurred during the spring selling season (late March to mid-June) and 20% occurred during the Christmas season (November to late December). Normally, spring is the most profitable season, and Christmas is the next most profitable season. Operating losses usually are experienced during the other periods of the year. The Company's slowest selling seasons are typically the period from January until late March and from mid-July to October.

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

         Working capital for pre-seasonal inventory buildup comes from the Company's two revolving credit facilities and/or cash generated by operations. The Company's revolving credit facility with Congress Financial Corporation is asset-based and allows for borrowing at a percentage of inventories on hand, at cost, net of amounts reserved under the credit agreement. The amounts reserved are based on a number of variables, including inventory levels, merchandise purchases and sales levels, and the types of reserves include inventory shrinkage, letters of credit outstanding, sales taxes and other liabilities of the Company. The total amount of these reserves varies by season but typically ranges from 10% to 25% of the cost of eligible inventory. The Company's revolving credit facility with Kimco Capital Corp. is secured by real estate and a second lien on the Company's inventory and other assets. Availability under the facility does not fluctuate from month to month as it is not tied to a borrowing base. Hence, the Company uses the Kimco revolver to fund most of its pre-seasonal inventory buildup, and it uses the Congress facility when inventory levels rise.

VENDORS

         Substantially all of the plants and products the Company sells are purchased from approximately 800 outside vendors. Alternative sources of supply are generally available for each of the products sold by the Company.

STORES

         The Company currently operates 169 stores in 14 states, primarily in the eastern, middle-Atlantic and midwestern regions of the United States. The Company's stores are generally located on three-acre sites. A typical store includes 18,500 square feet of indoor space (16,000 square feet of sales area and 2,500 square feet of storage area), 17,000 square feet of outdoor selling area and ample onsite parking. The stores are designed in a "supermarket" format familiar to customers, and shopping is done with carts in wide aisles with displays. Traffic design is intended to enhance the opportunity for impulse purchases. Most stores are free-standing and located adjacent to or near shopping centers, while some stores are part of strip shopping centers.

         The real estate cost of opening new stores varies by location and is dependent upon the method of financing. Such financing methods include build-to-suit leases, conversion of existing buildings and land purchases with construction funded by the Company. These costs range from approximately $500,000 per store for build-to-suit leases to a range of $3.0 to $3.5 million, including the purchase of land, per store for stores owned by the Company. New stores are financed via build-to-suit operating leases whenever possible. The Company does not anticipate opening any new stores in 2004, other than relocations.

         The following table sets forth the number of stores opened and closed during the periods indicated.

                                                  Fiscal Year
                                              ------------------
                                              2003   2002   2001
                                              ----   ----   ----
Stores open at beginning of period             170    170   218
Stores opened during period                      0      0     1
Stores closed during period                      0      0     3
Stores closed as a result of bankruptcy          0      0    46
                                              ----   ----   ---
Stores open at the end of the period           170*   170   170
                                              ====   ====   ===

* On March 15, 2004, the Company closed its East Windsor, NJ store.

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

EMPLOYEES

         At April 19, 2004, the Company's employee base was approximately 3,900 including seasonal employees. The Company's entire employee base is non-union, and management considers its employee relations to be good.

DISTRIBUTION

         The Company operates a distribution center in Howe, Indiana. In 2003, approximately 52% of all merchandise was delivered to the Company's stores via warehouse, primarily using contract carriers. The balance of the products was delivered directly to stores by vendors.

ITEM 2. PROPERTIES

         The Company's corporate headquarters are located in a 48,500 square foot office space leased by the Company in Troy, Michigan. The lease expires in March 2007, and the Company has two five-year options to extend the term of the lease.

         The Company currently leases a 346,515 square foot distribution facility in Howe, Indiana. The lease on the Howe facility expires in June 2010 with one five-year renewal option.

         The Company currently operates 169 stores, 107 of which are leased and 62 of which are owned. The stores are located in 14 states, as follows:

State                              Number of Stores
-----                              ----------------
Michigan........................         33
Illinois........................         27
Pennsylvania....................         16
Ohio............................         15
New York........................         15
Minnesota.......................         13
New Jersey......................         12
Indiana.........................         11
Maryland........................         10
Connecticut.....................          7
Virginia........................          3
Missouri........................          3
Florida.........................          2
Kentucky........................          2
                                        ---
Total...........................        169
                                        ===


         Of the 62 properties owned by the Company, 22 are mortgaged pursuant to mortgage notes having an aggregate balance of $22.1 million at January 25, 2004. See Note 7 to the audited financial statements included herein. The Company's interest in the remaining owned properties and all of the leased properties is pledged as collateral for the Company's credit facility with Kimco Capital Corp., as described under "Item 7. Financial Information - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Term Loan and Revolving Credit Facility with Kimco Capital Corp."

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than routine litigation incidental to the Company's business, against or involving the Company or its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 2003, no matters were submitted to a vote of the Company's shareholders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         While the Company's stock is currently being quoted on the Over-the-Counter Bulletin Board under the symbol "FNCN", trading is sporadic and there is no established public trading market for the Company's common stock. The following table sets forth the high and low bid prices of the common stock for the periods indicated, as reported on the Over-the-Counter Bulletin Board beginning on September 9, 2002, the first day when shares of the Company's common stock were quoted, through January 25, 2004. These quotations represent prices between dealers and do not include retail mark-ups, mark-downs, or other fees or commissions and may not represent actual transactions.

                                                 BID PRICES
                                                -------------
           FISCAL QUARTER                       HIGH     LOW
---------------------------------------------   -----   -----
Third Fiscal Quarter - 2002 (Partial Quarter)
 (September 9 through November 3, 2002)         $2.95   $0.50
Fourth Fiscal Quarter - 2002
 (November 4, 2002 through January 26, 2003)    $1.45   $1.15
First Fiscal Quarter - 2003
 (January 27 through May 18, 2003)              $1.50   $0.62
Second Fiscal Quarter - 2003
 (May 19 through August 10, 2003)               $1.47   $0.80
Third Fiscal Quarter - 2003
 (August 11 through November 2, 2003)           $1.22   $0.91
Fourth Fiscal Quarter - 2003
 (November 3, 2003 through January 25, 2004)    $1.05   $0.72

HOLDERS

         As of April 23, 2004, 17,807,162 shares of the Company's common stock were outstanding and held by approximately 364 holders of record.

DIVIDENDS

         The Company has not declared or paid any cash dividends on its common stock and does not expect to pay cash dividends in the foreseeable future. The Company anticipates that, for the foreseeable future, the Company's earnings will be reinvested in the business and used to service indebtedness. The declaration and payment of dividends by the Company are subject to the discretion of the Company's Board of Directors. Absent waiver by the lenders, so long as any advance or obligation of the Company under its credit facility with Congress Financial Corporation remains unpaid, the Company cannot declare or pay any dividends.

RECENT SALES OF UNREGISTERED SECURITIES

         On March 17, 2003, under the Company's plan of reorganization, the Company issued an aggregate of 382,092 shares of its common stock to former creditors in exchange for the claims that such creditors had against the Company. On June 17, 2003, under the plan, the Company issued an aggregate of 228,262 shares of its common stock to former creditors in exchange for the claims that such creditors had against the Company. On October 31, 2003, under the plan, the Company issued an aggregate of 3,007,498 shares of its common stock to former creditors in exchange for the claims that such creditors had against the Company. On November 7, 2003, under the plan, the Company issued an aggregate of 290,284 shares of its common stock to former creditors in exchange for the claims that such creditors had against the Company.

         The Company believes the offer and sale of the common stock under the plan of reorganization satisfies the requirements under Section 1145(a)(1) of the U.S. Bankruptcy Code and, therefore, are exempt from registration under the Securities Act and state securities laws.

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

         On February 11, 2003, the Company granted options to purchase an aggregate of 412,500 shares of its common stock at a price of $1.10 per share to employees of the Company pursuant to the Company's 2002 Stock Option Plan in consideration of such employees' services to the Company. The options were offered only to such employees and were granted in reliance on the exemption from registration contained in Section 4(2) of the Securities Act as the grants did not involve a public offering.

         On April 1, 2003, the Company granted options to purchase an aggregate of 1,000,000 shares of its common stock at a price of $0.80 per share to Mr. Bruce Dale, the Company's former Chief Executive Officer, pursuant to the Company's 2002 Stock Option Plan, as amended, in consideration of his services to the Company. The option was offered only to such employee and was granted in reliance on the exemption from registration contained in Section 4(2) of the Securities Act as the grant did not involve a public offering.

         On January 21, 2004, the Company granted options to purchase an aggregate of 1,000,000 shares of its common stock at a price of $0.75 per share to Abacus Advisors, LLC as part of an agreement with the Company to provide strategic and operational advisory and consulting services. The option was offered only to such entity and was granted in reliance on the exemption from registration contained in Section 4(2) of the Securities Act as the grant did not involve a public offering.

         For all of the transactions described above involving options to acquire the Company's common stock, no general solicitation or advertising was involved. The securities were not offered to any other parties and no monetary consideration was paid by any of such parties for the receipt of such securities. Each of the recipients of the options has access to information regarding the Company (including Forms 10-K and 10-Qs filed by the Company) which the Company believes is comparable to the information that would be included in a registration statement.

ITEM 6. SELECTED FINANCIAL DATA

         The following sets forth selected financial data for the periods indicated. The selected financial data should be read in conjunction with the Company's audited financial statements included herein. All dollar amounts are stated in thousands.

         The Company's predecessors filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in February 2001. Their plan of reorganization was confirmed by the bankruptcy court on May 7, 2002 and was consummated on May 20, 2002. With the change in ownership resulting from the plan of reorganization, the Company has adopted fresh-start reporting in accordance with the recommended accounting principles for entities emerging from Chapter 11 bankruptcy set forth in the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). The adjustments to reflect the consummation of the plan of reorganization, including the gain on discharge of pre-petition liabilities and the adjustments to record assets and liabilities at their fair values, have been reflected in the accompanying financial data for the sixteen weeks ended May 19, 2002. For financial reporting purposes, references to "Predecessor" refer to the Company's predecessors on and prior to May 20, 2002, and references to "Successor" refer to the Company on and after May 20, 2002, after giving effect to the implementation of fresh start reporting. Accordingly, the financial data for the sixteen weeks ended May 19, 2002 (Predecessor), the thirty-six weeks ended January 26, 2003 (Successor), and the year ended January 25, 2004 (Successor) are not prepared on a basis comparable to the prior periods presented. Amounts are in $1,000's.

                                  Fiscal     Thirty-Six Weeks    Sixteen Weeks                 Fiscal Years
                                   Year      Ended January 26,   Ended May 19,  -------------------------------------------
                                   2003           2003               2002           2001           2000           1999
                                (Successor)    (Successor)       (Predecessor)  (Predecessor)  (Predecessor)  (Predecessor)
                                -----------    -----------       -------------  -------------  -------------  -------------
                                                 Restated**       Restated**

Net Sales                        $ 316,870   $   204,156         $    110,992   $   371,417    $   436,947    $ 487,332
Restructuring and other
related charges                      2,875         1,127               21,839        40,887        127,047           --
Net (loss) income                  (23,797)      (17,685)             158,272       (91,996)      (168,290)      (9,296)
Balance Sheet Data:
Total assets                       108,521       107,427              187,081       165,313        286,021      449,633
Total debt, including current       42,624        57,988              155,084       166,832        214,310      233,416
Shareholder's (deficit) equity     (13,966)        9,792             (123,562)      (97,995)        (5,939)     147,826

Loss per share *                     (1.19)        (0.88)

* only Successor earnings (loss) per share is shown above

**see Note 1 of the accompanying audited financial statements for description of prior year

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FRESH START REPORTING AND FACTORS AFFECTING COMPARABILITY OF FINANCIAL
INFORMATION

         The Company emerged from Chapter 11 bankruptcy proceedings on May 20, 2002, which for financial reporting purposes, the Company deemed the effective date of the plan of reorganization. Fresh start reporting has been implemented as of May 20, 2002, and accordingly, at such date all assets and liabilities were restated to reflect their respective fair values. See note 1 to the audited financial statements included herein for a discussion of the fresh start adjustments. For financial reporting purposes, references to "Predecessor" refer to the Company's predecessors on and prior to May 20, 2002, and references to "Successor" refer to the Company on and after May 20, 2002, after giving effect to the implementation of fresh start reporting. Successor financial statements are not comparable to Predecessor financial statements. However, for discussion of results of operations, the thirty-six weeks ended January 26, 2003 (Successor) has been combined with the sixteen weeks ended May 19, 2002 (Predecessor) and compared with the fiscal year ended January 25, 2004.

OVERVIEW

During the critical spring selling season of 2003, the Company implemented new marketing initiatives intended to drive additional weekend customer traffic into stores. These initiatives utilized radio advertisements in addition to ongoing print media and focused on a "Get up and garden!" theme. The company also offered greater promotional discounts, partly to drive incremental sales and partly to sell-through slower moving home decor product. The initiatives resulted in higher sales and income from operations for the first half of 2003 versus the prior year.

In the fourth quarter of 2003, the Christmas trim-a-tree business fell well below expectations believed to be due to early inclement weather patterns that may have curtailed outdoor decorating in many markets, a general declining trend in the traditional live Christmas tree business, and an extremely promotional competitive marketplace. Profits were further eroded by the Company's decision to heavily discount holiday goods in an effort to meet competition, improve sales trends, minimize inventory levels of holiday goods, and generate cash.

Throughout the year, management undertook various actions to improve the Company's future operations, including:

  -  Workforce reduction initiatives at the Company's headquarters.

  -  Closure of the Harrisburg, PA distribution center in the fourth quarter.

  -  Decision to close one under-performing store effective March 2004.

  - Other expense reduction initiatives including renegotiation of various leases and vendor agreements.

Net loss for the 52 weeks ended January 25, 2004 was $164.4 million worse than the same period in 2002. However, included in 2002 was reorganization income of $183.8 million recorded in accordance with Fresh Start Accounting (see Note 1 of the accompanying audited financial statements). The loss before reorganization items in 2003 was $19.5 million better than the prior year, mainly due to restructuring charges in 2002.

As of January 25, 2004, the Company's debt under its revolving credit facilities was approximately $20.5 million higher than at January 26, 2003. This additional debt was largely due to increased cash requirements resulting from operating losses incurred in 2003.

The higher total inventory and related higher trade accounts payable at the end of 2003 versus 2002 reflects management's initiative to carry a complete selection of lawn and garden products on a year-round basis. The Company believes this sends an important message to the consumer and reinforces Frank's presence as a lawn and garden destination in the markets served.

RESULTS OF OPERATIONS

2003 COMPARED TO 2002

     The following table shows the 2003 period in comparison to the corresponding combined 2002 periods (dollars in thousands):

                                                     Fifty-two weeks    Fifty-two weeks    Thirty-six     Sixteen weeks
                                                          ended              ended         weeks ended       ended
                                                     ----------------   ---------------   -------------   ---------------
                                                     January 25, 2004     January 26,      January 26,     May 19, 2002
                                                                             2003            2003
                                                     ----------------   ---------------   -------------   ---------------
                                                                         ("Combined")     ("Successor")   ("Predecessor")
                                                                          (Restated)       (Restated)       (Restated)
Net sales                                            $ 316,870          $  315,148        $  204,156      $  110,992

Operating costs and expenses:
   Cost of sales, including buying and
occupancy                                              238,640             234,709           153,953          80,756
   Selling, general, and administrative                 90,026              93,388            61,898          31,490
   Restructuring and other related charges               2,875              22,966             1,127          21,839
                                                     ---------          ----------        ----------      ----------
     Total operating costs and expenses                331,541             351,063           216,978         134,085
Loss from operations                                   (14,671)            (35,915)          (12,822)        (23,093)
Other income (expenses):

    Interest expense and amortization of debt
    costs                                               (9,107)             (7,617)           (5,034)         (2,583)
   Other income
                                                           (19)                280               171             109
                                                     ---------          ----------        ----------      ----------
     Total other expenses                               (9,126)             (7,337)           (4,863)         (2,474)
Loss before reorganization income                      (23,797)            (43,252)          (17,685)        (25,567)
Reorganization income                                        -             183,839                 -         183,839
                                                     ---------          ----------        ----------      ----------
Net (loss) earnings                                  $ (23,797)         $  140,587        $  (17,685)     $  158,272
                                                     =========          ==========        ==========      ==========

         NET SALES. Net sales were $316.9 million for the fifty-two weeks ended January 25, 2004 ("2003"), an increase of $1.8 million, or 0.5%, compared with nets sales of $315.1 million for the fifty-two weeks ended January 26, 2003 ("2002"). Green (live) goods sales in 2003 were 8.1% higher than in 2002, while all other merchandise categories declined by 3.8%. There were 170 stores open for all periods presented.

         COST OF SALES, INCLUDING BUYING AND OCCUPANCY. Cost of sales was $238.6 million for 2003 compared with $234.7 million for 2002, an increase of $3.9 million, or 1.7%. In 2002, the Company adjusted its inventory valuation reserve resulting in a $2.0 million lower of cost or market charge in accordance with its accounting policy.

         Cost of sales, as a percentage of net sales, was 75.3% in 2003 compared with 74.5% in 2002. The merchandise gross profit margin (defined as net sales less cost of sales, excluding buying and occupancy costs) declined in 2003 compared to 2002 due to special promotional discounts designed to drive customer traffic, higher markdowns taken to exit certain home decor categories, and earlier discounts on Christmas merchandise. This decline was partly offset by reductions in buying and occupancy costs in 2003 compared to 2002. At the end of 2003, as a result of the exit from certain home decor categories and earlier discounts on Christmas merchandise, the Company carried significantly less discontinued and Christmas product than at the end of 2002.

         SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses were $90.0 million for 2003, a decrease of $3.4 million, or 3.6%, compared with $93.4 million for 2002. This decline was due primarily to headcount reductions and headquarters cost savings initiatives in the second quarter. As a percentage of net sales, SG&A expenses were 28.4% for 2003 compared with 29.6% for 2002.

         RESTRUCTURING AND OTHER RELATED CHARGES. The charge for 2003 was $2.9 million compared with $23.0 million for 2002. The charge for 2003 included the following: $2.0 million for employee severance due to headcount reductions and $0.9 million for asset impairment related to the closings of the Harrisburg, PA distribution center and the East Windsor, NJ store. The charge for 2002 included the following: $15.5 million for costs of lease rejections; $2 million for additional pre-petition claim payments; $2.8 million for professional fees; $1.8 million for severance and employee retention plans approved by the bankruptcy court while under Chapter 11 bankruptcy; $1.1 million for costs of mortgage debt; and miscellaneous expenses of $0.8 million offset by a $1.0 million adjustment to the net selling price of the properties classified as assets to be disposed of that were sold during 2002. The $15.5 million liability for the costs of rejected store leases represented an estimate of the maximum claim allowed under bankruptcy law. In accordance with the plan of reorganization, these claims were treated as general unsecured claims and resulted in a cancellation of debt and recognized as a reorganization item. The $1.1 million liability for costs of mortgage debt represented an estimate to properly state the pre-petition long-term debt in accordance with the plan of reorganization.

         OTHER (EXPENSE) INCOME. Other income, primarily related to gains from the sale of property, interest income, and miscellaneous income. Other (expense) income was $(19) thousand for 2003, a decrease of $0.3 million, or 106.8%, compared with $0.3 million for 2002. The decrease was due primarily to $1.5 million of costs associated with a partial roof collapse at the Company's leased Harrisburg, PA warehouse facility. The $0.3 million of other income for 2002 was due primarily to gains from the sale of property and leases of $0.2 million.

         INTEREST EXPENSE AND AMORTIZATION OF DEBT COSTS AND WARRANTS. Interest expense and amortization of debt costs and warrants ("interest expense") was $9.1 million for 2003, an increase of $1.5 million, or 19.5%, compared with $7.6 million for 2002. Higher interest expense for 2003 was due primarily to an increase in borrowings.

         REORGANIZATION ITEMS. A gain of $183.8 million was recognized for 2002. The gain was due to the cancellation of pre-petition liabilities upon emergence ($184.9 million), the fresh start accounting adjustments ($0.3 million), offset by a loss from the extinguishment of debt ($1.4 million).

         INCOME TAXES. No income tax benefit was recognized for the net loss before reorganization items for 2003 and 2002. Instead, the increase in net deferred tax assets as a result of the loss was offset by an equal increase in the valuation allowance. In addition, no income tax expense was recognized on the reorganization items. The items of income and expense included in the reorganization income are non-taxable and non-deductible, respectively.

2002 COMPARED TO 2001

         NET SALES. Net sales were $315.1 million for the fifty-two weeks ended January 26, 2003 ("2002"), a decrease of $56.3 million, or 15.2%, compared to $371.4 million for the fifty-two weeks ended January 27, 2002 ("2001"). Factors contributing to the net sales decrease were unfavorable weather patterns in virtually all markets where the Company operates which negatively impacted the lawn and garden sales for the first quarter of 2002 and a general weakness in economic conditions during 2002. In addition, net sales for 2001 included sales related to the store closure programs of $35.8 million.

         The comparable store base results from the 2001 store closing programs, as discussed in Note 3 of the audited financial statements included herein. In addition to the 46 stores closed under the 2001 store closing programs, the Company closed three additional stores as a result of lease expiration, bringing the operating store base to 170 stores.

         COST OF SALES INCLUDING BUYING AND OCCUPANCY. Cost of sales were $234.7 million for 2002, a decrease of $63.2 million, or 21.2%, compared with $297.9 million for 2001. As a result of the reorganization efforts of the Company during bankruptcy, a charge of $8.1 million for a lower of cost or market reserve for inventory was recorded in 2001 (an "inventory clearance reserve"). The categories of inventory included specific classes within the floral, home decor, Christmas Trim-a-Tree and basic craft (such as paints, yarn, and stitchery) product lines that would no longer be purchased or that were determined to be obsolete for the business upon emergence from bankruptcy. In 2002 the Company adjusted its inventory valuation reserve resulting in a $2.0 million lower of cost or market charge in accordance with its accounting policy. Cost of sales, as a percentage of net sales, was 74.5% in 2002 compared with 80.2% in 2001. Excluding cost of sales for the stores that were part of the store closing programs in 2001, cost of sales for 2002 would have been 73.6% of net sales compared with 74.3% for 2001. The 2002 merchandise gross profit margin declined due to the 2002 competitive Christmas trim-a-tree discounts. In addition sales of inventory clearance merchandise (categories described above) produced a lower margin in 2002 (net of items sold below cost) compared to the prior year when the items sold at full or slightly discounted retail prior to the start of the program in the fourth quarter. Also included in 2001 were costs of $4.1 million for the loss on inventory liquidated under the store closure programs and the $8.1 million inventory clearance reserve.

         SELLING, GENERAL & ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses were $93.4 million for 2002, a decrease of $16.0 million, or 14.6%, compared with $109.4 million for 2001. This decline was due primarily to lower store expenses resulting from the lower store base and lower corporate expenses. As a percentage of net sales, SG&A expenses were 29.6% for 2002 compared with 29.5% for 2001. Excluding expenses for the stores that were part of the store closing programs in 2001, SG&A expenses for 2001, as a percentage of net sales, would have been

31.0%.

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

         INTEREST EXPENSE AND AMORTIZATION OF DEBT COSTS AND WARRANTS. Interest expense for 2002 was $7.6 million, a decrease of $3.0 million, or 28.3%, compared with $10.6 million for 2001. Lower interest for 2002 related to the new exit financing arrangements and refinancing of existing mortgage debt.

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

         INCOME TAXES. No income tax benefit was recognized for the net loss before reorganization items for 2002 and 2001. Instead, the increase in net deferred tax assets as a result of the loss was offset by an equal increase in the valuation allowance. In addition, no income tax expense was recognized on the reorganization items. The items of income and expense included in the reorganization income are non-taxable and non-deductible, respectively.

LIQUIDITY AND CAPITAL RESOURCES

REVOLVING CREDIT FACILITY WITH CONGRESS FINANCIAL CORPORATION

         The Company entered into a revolving credit facility with Congress Financial Corporation on May 20, 2002 ("the Congress facility"). The Congress facility is a $50 million, secured revolving loan facility, which includes $25 million of availability for letters of credit. On November 25, 2003, Congress and the Company executed an amendment to the credit facility which, among other things, limited borrowings under the facility to $42 million until additional lenders become parties to the credit facility and provide aggregate commitments of at least $8 million. The availability of borrowings under this facility generally is based on a percentage of eligible inventory and certain other assets, subject to certain reserves. The amounts reserved are based on a number of variables, including inventory levels, merchandise purchases and sales levels, and the types of reserves include inventory shrinkage, letters of credit outstanding, sales taxes and other liabilities of the Company. The total amount of these reserves varies by season but typically ranges from 10% to 25% of the cost of eligible inventory. As of January 25, 2004, there were $7.7 million in borrowings outstanding under the Congress facility and outstanding letters of credit aggregated $4.9 million. Excess availability as of January 25, 2004 was $5.3 million.

         The Congress facility allows the Company the option of prime rate loans or Eurodollar loans. Depending upon the Company's excess availability, loans under the facility bear interest either at the prime rate plus 0.50% or 1.00% or a Eurodollar rate plus 2.75%, 3.25%, or 3.50%. These rates were increased by an amendment to the Congress facility on January 27, 2004, and prior to such amendment, the interest rates under the Congress facility either were the prime rate plus 0.25% or 0.75% or a Eurodollar rate plus 2.75%, 3.25%, or 3.50%. The interest rate at January 25, 2004 is 4.75%. The Congress facility has an initial term of three years and renews for successive one-year terms thereafter, unless the lender or the Company elects to terminate the Congress facility as of the end of the initial term or any renewal term. The Congress facility includes an unused line fee of 0.25% per year, a servicing fee of $10,000 per calendar quarter, and an early termination fee in an amount equal to 1.00% of the amount of the maximum credit if the Congress facility is terminated in whole during the second year and 0.50% if terminated during the third year.

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

                  The Congress facility, as amended, contains two financial covenants: a minimum quarterly level of adjusted EBITDA (as described below) and a minimum ratio of accounts payable to inventory. The financial covenants are measured only if (1) the Company's excess availability, plus the amount of cash equivalents maintained by the Company in an account under the control of Congress Financial, falls below $4.0 million at any time or (2) the Company's average excess availability, plus the average amount of cash equivalents maintained in such account, for any four-week period falls below $9.0 million. In such event, the minimum adjusted EBITDA covenant and the minimum accounts payable to inventory ratio covenant are measured quarterly, and the minimum levels required by each covenant varies from quarter to quarter. On January 27, 2004, the parties entered into an amendment to the credit facility which eliminated the minimum accounts payable to inventory ratio covenant and the adjusted EBITDA covenant with respect to accounting periods in the fiscal year ending January 25, 2004 and reset the accounts payable to inventory ratio covenant and adjusted EBITDA covenant for the accounting periods in the fiscal year ended January 30, 2005 and thereafter, as set forth in the tables below. The Company's accounts payable to inventory ratio was 47.2% at January 25, 2004. Adjusted EBITDA for the period from January 27, 2003 through January 25, 2004, was $(11.3) million, as shown below.

         Adjusted EBITDA, as measured under the Congress facility, equals the net income of the Company for the applicable fiscal period, minus extraordinary gains included in such net income for such fiscal period, plus interest expense, income taxes, depreciation and amortization, other non-cash charges (other than to the extent requiring an accrual or reserve for future cash expenses) and non-cash extraordinary losses deducted from such net income for such fiscal period, all as determined in accordance with generally accepted accounting principles ("GAAP"). A summary of the calculation of the Company's adjusted EBITDA for the period from January 27, 2003 through January 25, 2004 is set forth below.

                          (000's)
                        ----------
Net loss using GAAP     $ (23,797)
Plus:
  Depreciation              3,358
  Interest                  9,107
  Non cash losses               -
                        ---------
Adjusted EBITDA         $ (11,332)
                        =========

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

                 Period                                     Amount
                 ------                                     ------
The period of 4 Accounting Periods ending on the          $ 6,676,000
last day of the fourth Accounting Period of the
fiscal year of the Company ending in 2005

The period of 7 Accounting Periods ending on the          $12,918,000
last day of the seventh Accounting Period of the
fiscal year of the Company ending in 2005

The period of 10 Accounting Periods ending on the        ($   275,000)
last day of the tenth Accounting Period of the
fiscal year of the Company ending in 2005

The period of 13 Accounting Periods ending on the        ($ 2,710,000)
last day of the fiscal year of the Company ending in
2005

The period of 13 Accounting Periods ending on the         $   695,000
last day of each fourth, seventh, tenth and
thirteenth Accounting Period thereafter

         The following table summarizes the minimum accounts payable to inventory ratio required by the Congress Financial credit facility for each applicable period.

             Accounting Period                               Ratio
             -----------------                               -----
The fourth Accounting Period of the fiscal year of           21.1%
the Company ending in 2005

The seventh Accounting Period of the fiscal year of          30.2%
the Company ending in 2005

The tenth Accounting Period of the fiscal year of            26.7%
the Company ending in 2005

The thirteenth Accounting Period of the fiscal year          23.2%
of the Company ending in 2005

             Accounting Period                               Ratio
             -----------------                               -----
The fourth, seventh, tenth and thirteenth Accounting         21.1%
Period of the fiscal year of the Company ending in
2006 and each fourth, seventh, tenth and thirteenth
Accounting Period of each fiscal year thereafter

TERM LOAN AND REVOLVING CREDIT FACILITY ARRANGED BY KIMCO CAPITAL CORP.

         The Company has a three-year, $65 million credit facility, expiring May, 2005, arranged by Kimco Capital Corp. ("the Kimco facility"). Originally, the Kimco facility provided for a $20 million term loan and $10 million of revolving loans. Frank's and Kimco Capital Corp. amended the Kimco facility on January 23, 2003, providing for an increase in the amount of revolving loans available under the Kimco facility to $20 million. The Company and Kimco Capital Corp. entered into an amendment to the Kimco facility as of October 30, 2003 to allow for overline revolving loan advances of up to $7 million during the period from January 1, 2004 to April 1, 2004. On January 16, 2004, the Company and Kimco Capital Corp. entered into an amendment to the Kimco facility to allow for overline revolving loan advances of up to $8 million. On January 21, 2004, the Company and Kimco Capital Corp. entered into an amendment to the Kimco facility to allow for overline revolving loan advances of up to $25 million until May, 2005. The last $3 million of borrowings are available only under certain circumstances. The Kimco facility is secured by a first priority lien on certain of the Company's owned real property and a second lien on the Company's inventory and other assets. These loans bear interest at 10.25% per year for an initial term of three years, with the option for the Company to renew the loans for up to an additional two years, provided that the Company is not then in default. A portion of the Kimco facility has been participated by Kimco Capital Corp. to Third Avenue Trust and/or its designees. As of January 25, 2004 total debt outstanding under the Kimco facility was $48.0 million.

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

         Kimco Capital Corp. is an affiliate of (i) Kimco Realty Services, Inc. and Kimco Realty Corporation, which, based on the most recent filings with the Securities Exchange Commission, are the beneficial owners of 51.9% of the Company's common stock, (ii) Kimco Select Investments, and (iii) Kimco Realty Corporation. A portion of the credit facility has been participated by Kimco Capital Corp. to Third Avenue Trust and/or its designees, which, collectively with its affiliates, is the beneficial owner of 22.6% of the Company's common stock, based on the most recent filings with the Securities Exchange Commission.

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

         In the months leading up to the Company's peak selling seasons, the Company orders product for delivery prior to and during the selling seasons. Frank's negotiates payment terms with suppliers on a case-by-case basis. Historically, the majority of payments are made during or shortly after the selling season, and a small percentage is paid prior to the influx of sales receipts. Working capital for pre-seasonal inventory buildup comes from the Company's two revolving credit facilities and/or cash generated by operations. The Company's revolving credit facility with Congress Financial Corporation is asset-based and allows for borrowing at a percentage of inventories on hand, net of amounts reserved under the credit agreement. The amounts reserved are based on a number of variables, including inventory levels, merchandise purchases and sales levels, and the types of reserves include inventory shrinkage, letters of credit outstanding, sales taxes and other liabilities of the Company. The total amount of these reserves varies by season but typically ranges from 10% to 25% of the cost of eligible inventory. The Company's revolving credit facility with Kimco Capital Corp. is secured by real estate and a second lien on the Company's inventory and other assets. Availability under the facility does not fluctuate from month to month as it is not tied to a borrowing base. Hence, the Company uses the Kimco revolver to fund most of the pre-seasonal inventory buildup, and the Congress facility when inventory levels and advance rates rise.

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

         The Company regularly reviews opportunities to engage in sales-leaseback transactions.

         The Company anticipates spending approximately $2.4 million for capital expenditures for 2004, primarily for store REMODELING. No store openings are planned for the remainder of 2004.

         The following table sets forth a summary of the Company's contractual commitments as of January 25, 2004 (revolving portion of the Company's credit facilities is assumed to be repaid in 2004):

                                                                Payments due by Fiscal Year
                                     ---------------------------------------------------------------------------------
                                                                                                               2009
                                       Total       2004        2005       2006         2007       2008       and after
                                     --------    --------    --------   --------     --------   --------     --------
Long-term debt                       $ 22,087    $    687    $    949   $    825     $    766   $    757     $ 18,103
Capital lease obligations
   (including interest)                 3,463         792         592        477          387        387          828
Operating leases                      100,005      13,589      12,777     11,822        9,716      8,169       43,932
Revolving Credit Facilities            35,738      35,738           -          -            -          -            -
Kimco Term Loan                        20,000           -      20,000          -            -          -            -
                                     --------    --------    --------   --------     --------   --------     --------
Total Contractual Obligations        $181,293    $ 50,806    $ 34,318   $ 13,124     $ 10,869   $  9,313     $ 62,863
                                     ========    ========    ========   ========     ========   ========     ========

CRITICAL ACCOUNTING POLICIES

         The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company's significant accounting policies and estimates for restructuring costs are discussed in Notes 2 and 4 of the notes to the audited financial statements included herein. The Company's critical accounting policies are subject to judgments and uncertainties that affect the application of these policies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, valuation of inventory, deferred tax assets, impairment of long-lived assets and restructuring costs. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in the subsequent period to reflect more current information. The material accounting policies that the Company believes are most critical to the understanding of the Company's financial position and results of operation are discussed below.

         REVENUE RECOGNITION. The Company recognizes revenue when the customer takes possession of the merchandise at the point of sale. The Company has a formal right of return policy that requires original receipt. The Company annually reviews sales returns to determine the length of time between the date of sale and the return date. Based upon its annual review and the applicable rules guiding revenue recognition, the Company has deemed that a reserve for sales returns is necessary.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company perceives its market risk is related to interest rate risk and foreign currency exchange rate risk for its borrowings under the credit facility with Congress Financial, which is a variable rate financing agreement. Borrowings under the credit facility may be based upon the U.S. prime interest rate or the Eurodollar rate. The Company does not use swaps or other interest rate protection agreements to hedge this risk. During the period beginning January 27, 2003 through January 25, 2004, the Company's average outstanding balance under the credit facility was $14.5 million. At such level, a 200 basis point change in the interest rate on the credit facility would result in an increase in interest expense of $290,000 per year. The Company's borrowings outstanding under the Congress facility at January 25, 2004 were $7.7 million. Interest under the credit facility with Kimco Capital Corporation is fixed at 10-1/4% per annum and $48.0 million was outstanding at January 25, 2004. The Company does not enter into derivative or interest rate transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by this Item are included in the Financial Statements set forth on pages F-1 through F-29, attached hereto and found following the signature page of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the "Act") as of the end of the period covered by this report and have determined that such disclosure controls and procedures are effectively designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Based on that evaluation, and in concert with the Company's independent certified public accountants, Grant Thornton LLP, management advised the audit committee of the Company's board of directors that it had identified ineffective policies and procedures regarding accounting for leases, which resulted from a lack of sufficient accounting personnel. The Company and Grant Thornton LLP, considered this to be a deficiency in the Company's internal controls, which constitute a material weakness under standards established by the American Institute of Certified Public Accountants.

The Company has implemented a new process for accounting for leases to remedy the deficiencies noted above. Additionally, the Company has implemented a new internal control review process, which includes sub-certifications and attestations by key operating executives and staff, with respect to critical processes and procedures. The Company is also reviewing its staffing requirements in the accounting area and plans to take appropriate action in 2004, as deemed necessary.

         There was no change in the Company's internal control over financial reporting that occurred during the fourth quarter of fiscal 2003 that has materially affected, or that is likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K is incorporated by reference from the Company's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report on Form 10-K.

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

Dated: April 23, 2004                  FRANK'S NURSERY & CRAFTS, INC.

                                       By:   /s/ Alan Minker
                                          -----------------------------
                                          Alan Minker
                                          Interim Chief Operating Officer,
                                          Senior Vice President,
                                          Chief Financial Officer and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on April 23, 2004.

            SIGNATURE                                     TITLE
            ---------                                     -----
  /s/  Alan Minker                      Interim Chief Operating Officer,
-------------------------------------   Senior Vice President,
Alan Minker                             Chief Financial Officer and Treasurer
                                        (Principal Executive, Financial, and Accounting Officer)

  /s/  Richard Montag                   Director
-------------------------------------
Richard Montag

  /s/ Gerald Hellerman                  Director
-------------------------------------
Gerald Hellerman

  /s/ Joseph Nusim                      Director
-------------------------------------
Joseph Nusim

                          INDEX TO FINANCIAL STATEMENTS

                                                                                    Page Number
                                                                                    -----------
1.Audited Financial Statements:

Report of Independent Certified Public Accountants...............................       F-2

Report of Independent Auditors...................................................       F-3

Balance Sheets as of January 25, 2004 and January 26, 2003.......................       F-4

Statements of Operations for the fiscal year ended January 25, 2004, the thirty-six weeks ended January 26, 2003, the sixteen weeks ended May 19, 2002,
 and the fiscal year ended January 27, 2002......................................       F-5

Statements of Changes in Shareholder's (Deficit) Equity for the fiscal year ended January 25, 2004, the thirty-six weeks ended January 26, 2003, the sixteen
 weeks ended May 19, 2002, and the fiscal year ended January 27, 2002............       F-6

Statements of Cash Flows for the fiscal year ended January 25, 2004, thirty-six weeks ended January 26, 2003, the sixteen weeks ended May 19, 2002, and the
 fiscal year ended January 27, 2002..............................................       F-7

Notes to Financial Statements....................................................       F-8

2.Financial Statement Schedule.

Schedule II - Valuation and Qualifying Accounts for the fiscal year ended
 January 25, 2004, the thirty-six weeks ended January 26, 2003, the sixteen weeks
 ended May 19, 2002, and the fiscal year ended January 27, 2002..................       S-1

               Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Frank's Nursery & Crafts, Inc.

We have audited the accompanying balance sheets of Frank's Nursery & Crafts, Inc. as of January 25, 2004 and January 26, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ending January 25, 2004, the period from January 28, 2002 to May 19, 2002 (predecessor operations), the period from May 20, 2002 to January 26, 2003 (successor operations). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frank's Nursery & Crafts, Inc. as of January 25, 2004 and January 26, 2003 and the results of its operations and its cash flows for the year ending January 25, 2004, the period from January 28, 2002 to May 19, 2002 (predecessor operations), and the period from May 20, 2002 to January 26, 2003 (successor operations) in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the accompanying financial statements as of and for the thirty-six weeks ended January 26, 2003 and for the sixteen weeks ended
May 19, 2002 have been adjusted to properly reflect a 1999 defined benefit plan reversion.

We have also audited Schedule II of Frank's Nursery & Crafts, Inc. for the year ending January 25, 2004, for the period from January 28, 2002 to May 19, 2002 (predecessor operations) and the period from May 20, 2002 to January 26, 2003 (successor operations). In our opinion this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP
Southfield, Michigan
April 14, 2004

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholder
Frank's Nursery & Crafts, Inc.


We have audited the accompanying statements of operations, changes in shareholder's equity (deficiency in assets), and cash flows of Frank's Nursery & Crafts, Inc. (the "Company") for the year ended January 27, 2002. Our audit also included the financial statement schedule listed in the Index at Item on page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Frank's Nursery & Crafts, Inc. and its cash flows for the year ended January 27, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Frank's Nursery & Crafts, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, has a working capital deficiency and is in default of certain covenants under the terms of the agreement for its senior subordinated notes and its debtor-in-possession financing agreement. The Company also filed for reorganization under Chapter 11 of the United States Bankruptcy Code on February 19, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in
Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


/s/ Ernst & Young LLP
Detroit, Michigan
March 29,2002

                         FRANK'S NURSERY & CRAFTS, INC.
                                 BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT FOR PAR VALUE)

                                                                     January 25,     January 26,
                                                                         2004            2003
                                                                     -----------     -----------
ASSETS                                                                                 Restated
Current assets:
        Cash and cash equivalents                                     $   1,026       $   3,068
        Accounts receivable, net                                          2,258           1,218
        Merchandise inventory, net                                       42,283          39,050
        Assets to be disposed of                                              -             200
        Prepaid expenses and other current assets                         3,758           4,173
                                                                      ---------       ---------
           Total current assets                                          49,325          47,709

        Property, equipment and leasehold improvements, net              54,934          56,102
        Other assets and deferred charges                                 4,262           3,616
                                                                      ---------       ---------
           Total assets                                               $ 108,521       $ 107,427
                                                                      =========       =========

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:
        Accounts payable                                              $  19,978       $  18,009
        Accrued expenses                                                 19,157          16,402
        Accrued expenses payable pre-petition                               217           1,902
        Revolving credit facility                                         7,738               -
        Revolving credit facility - related party                        28,000          15,250
        Current portion of long-term debt                                 1,255           1,685
                                                                      ---------       ---------
           Total current liabilities                                     76,345          53,248

Long-term debt:

        Senior debt, less current portion                                23,460          24,730
        Term Loan - related party, net of unamortized discount           17,909          16,323
                                                                      ---------       ---------
           Total long-term debt                                          41,369          41,053

Other liabilities                                                         4,773           3,334

Shareholders' (deficit) equity:
        Successor common stock $.001 par value,
          50,000,000 shares authorized, 17,217,241 shares issued
          and outstanding and 2,782,759 shares to be issued                  20              20
        Additional paid-in-capital                                       27,496          27,457
        Accumulated deficit                                             (41,482)        (17,685)
                                                                      ---------       ---------
           Total shareholders' (deficit) equity                         (13,966)          9,792
                                                                      ---------       ---------
           Total liabilities and shareholders' (deficit) equity       $ 108,521       $ 107,427
                                                                      =========       =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         FRANK'S NURSERY & CRAFTS, INC.
                            STATEMENTS OF OPERATIONS
   THE FISCAL YEAR ENDED JANUARY 25, 2004 ("2003"), THE THIRTY-SIX WEEKS ENDED
                                JANUARY 26, 2003,
   THE SIXTEEN WEEKS ENDED MAY 19, 2002, AND THE FISCAL YEAR ENDED JANUARY 27,
                                  2002 ("2001")
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                Thirty-six      Sixteen Weeks
                                                                                Weeks Ended         Ended
                                                                                January 26,        May 19,
                                                                  2003            2003               2002         2001
                                                                  ----            ----               ----         ----
                                                                (Successor)     (Successor)     (Predecessor)   (Predecessor)
                                                                                 Restated          Restated
NET SALES                                                       $ 316,870       $ 204,156       $ 110,992       $ 371,417

OPERATING COSTS AND EXPENSES:
     Cost of goods sold, including buying and occupancy           238,640         153,953          80,756         297,850
     Selling, general, and administrative                          90,026          61,898          31,490         109,404
     Restructuring charges                                          2,875           1,127          21,839          40,887
     Early extinguishment of debt                                       -               -               -           4,230
     Amortization of goodwill                                           -               -               -           1,631
                                                                ---------       ---------       ---------       ---------
       Total operating costs and expenses                         331,541         216,978         134,085         454,002

LOSS FROM OPERATIONS                                              (14,671)        (12,822)        (23,093)        (82,585)

OTHER (EXPENSES) INCOME:
     Interest expense (contractual interest of $6,210 for
     the sixteen weeks ended May 19, 2002) and amortization
     of debt costs                                                 (9,107)         (5,034)         (2,583)        (10,632)
     Sundry (expense) income                                          (19)            171             109           1,221
                                                                ---------       ---------       ---------       ---------
       Total other expenses                                        (9,126)         (4,863)         (2,474)         (9,411)
                                                                ---------       ---------       ---------       ---------

LOSS BEFORE REORGANIZATION ITEMS                                  (23,797)        (17,685)        (25,567)        (91,996)
REORGANIZATION ITEMS:
     Gain on cancellation of pre-petition liabilities                   -               -         184,954               -
     Fresh start adjustments                                            -               -             324               -
     Extinguishment of debt                                             -               -          (1,439)              -
                                                                ---------       ---------       ---------       ---------
       Total reorganization items                                       -               -         183,839               -
                                                                ---------       ---------       ---------       ---------
NET (LOSS) EARNINGS                                             $ (23,797)      $ (17,685)      $ 158,272       $ (91,996)
                                                                =========       =========       =========       =========
LOSS PER SHARE - BASIC                                          $   (1.19)      $   (0.88)
                                                                =========       =========
LOSS PER SHARE - DILUTED                                        $   (1.19)      $   (0.88)
                                                                =========       =========
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                        20,000          20,000
                                                                =========       =========
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                      20,000          20,000
                                                                =========       =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         FRANK'S NURSERY & CRAFTS, INC.
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
      2003, THE THIRTY-SIX WEEKS ENDED JANUARY 26, 2003, THE SIXTEEN WEEKS
                          ENDED MAY 19, 2002, AND 2001
                  (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                                                          Total
                                                  Common           Stock     Additional                     Net        Shareholders'
                                                  Number            Par       Paid-in     Accumulated     Parent         Equity
                                                 of Shares         Value      Capital      Deficit      Investment      (Deficit)
                                                 ----------       -------   -----------   -----------   -----------   -------------

Predecessor:
  Balance at January 28,2001                          1,000       $    1    $   165,999   $  (188,116)  $    16,177   $   (5,939)
    Net loss                                                                                  (91,996)                   (91,996)
    Decrease in net parent investment                                                                           (60)         (60)
                                                 ----------       ------    -----------   -----------   -----------   ----------
Balance at January 27, 2002                           1,000            1        165,999      (280,112)       16,117      (97,995)
   Net loss excluding plan of
      reorganization and fresh start adjustments                                              (25,567)                   (25,567)
   Effect of plan of reorganization and fresh
   start adjustments:
    Cancellation of old common stock                 (1,000)          (1)      (165,999)                                (166,000)
    New common stock                             20,000,000 (1)       20         22,980                                   23,000
    Cancellation of net parent investment                                                                   (16,117)     (16,117)
    Extinguishment of debt                                                                     (1,439)                    (1,439)
    Other fresh start adjustments                                                             307,118                    307,118
                                                 ----------       ------    -----------   -----------   -----------   ----------
Successor:
Balance at May 20, 2002                          20,000,000           20         22,980             -             -       23,000
 Issuance of 10,869,565 warrants in connection
 with Term
Loan debt                                                                         4,436                                    4,436
 Expense for stock options issued                                                    41                                       41
 Net loss                                                                                     (17,685)                   (17,685)
                                                 ----------       ------    -----------   -----------   -----------   ----------
Balance at January 26, 2003                      20,000,000           20         27,457       (17,685)            -        9,792
 Net loss                                                                                     (23,797)                   (23,797)
 Expense for stock options issued                                                    39                                       39
                                                 ----------       ------    -----------   -----------   -----------   ----------
Balance at January 25, 2004                      20,000,000       $   20    $    27,496   $   (41,482)  $         -   $  (13,966)
                                                 ==========       ======    ===========   ===========   ==========    ==========

(1) 17,217,241 shares issued and 2,782,759 to be issued.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         FRANK'S NURSERY & CRAFTS, INC.
                            STATEMENTS OF CASH FLOWS
 2003, THE THIRTY- SIX WEEKS ENDED JANUARY 26, 2003, THE SIXTEEN WEEKS ENDED MAY
                               19, 2002, AND 2001
                             (DOLLARS IN THOUSANDS)

                                                                                     Thirty-six       Sixteen
                                                                                       Weeks           Weeks
                                                                                       Ended           Ended
                                                                   2003          January 26, 2003  May 19, 2002       2001
                                                                 -----------     ---------------   -------------  -------------
                                                                 (Successor)        (Successor)    (Predecessor)  (Predecessor)
                                                                                     Restated        Restated
OPERATING ACTIVITIES:
Net (loss) earnings                                              $ (23,797)      $     (17,685)      $ 158,272       $ (91,996)
                                                                 ---------       -------------       ---------       ---------
Adjustments to reconcile net (loss) earnings to net
cash provided by (used in)  operating activities:
   Depreciation                                                      3,358               2,284           4,900          16,515
   Amortization of debt costs and warrants                           2,258               1,080             632           3,600
   Non cash portion of restructuring and other related charges       1,991               1,247          17,572          34,309
   Inventory clearance reserve                                           -               1,994                           8,076
   Debt issue costs                                                      -                   -           1,079           3,458
   Gain on cancellation of pre-petition liabilities                      -                   -        (184,991)              -
   Fresh start adjustments                                               -                   -            (324)              -
   Other                                                             1,730                 (91)           (939)            (25)
                                                                 ---------       -------------       ---------       ---------

                                                                   (14,460)            (11,171)         (3,799)        (26,063)
Changes in assets and liabilities, net of effects of
fresh start adjustments and  gain on cancellation of
pre-petition liabilities:
   Marketable securities                                                 -                   -               -            (102)
   Notes receivable                                                      -                   -           1,631               -
   Accounts receivable                                              (1,040)                407             885          (1,093)
   Inventory                                                        (3,233)             20,581         (23,996)         27,420
   Prepaid expenses                                                    416               1,222           1,405          (2,686)
   Other non current assets                                         (1,318)             (1,521)           (349)         (2,057)
   Accounts payable                                                  1,969             (26,964)         35,440           8,318
   Accrued expenses                                                   (921)            (13,245)          8,284          14,868
                                                                 ---------       -------------       ---------       ---------
Net cash (used in) provided by operating activities                (18,587)            (30,691)         19,501          18,605
                                                                 ---------       -------------       ---------       ---------

INVESTING ACTIVITIES:
   Additions to property, plant, and equipment                      (2,496)             (2,726)           (605)         (2,794)
   Net proceeds from asset sales                                       240               7,269           2,566          20,019
                                                                 ---------       -------------       ---------       ---------
Net cash (used in) provided by investing activities                 (2,256)              4,543           1,961          17,225
                                                                 ---------       -------------       ---------       ---------

FINANCING ACTIVITIES:
   Decrease in notes payable to banks (net)                              -             (13,647)        (10,650)        (23,055)
   Increase in revolving credit facilities (net)                    20,488              15,250               -               -
   Payment of long-term debt and capital leases                     (1,687)             (2,886)         (2,183)        (21,452)
   Borrowings under Kimco Term Loan                                      -              20,000               -               -
   Decrease in net parent investment                                     -                   -               -             (60)
                                                                 ---------       -------------       ---------       ---------
Net cash provided by (used in) financing activities                 18,801              18,717         (12,833)        (44,567)
                                                                 ---------       -------------       ---------       ---------

Net change in cash and cash equivalents                             (2,042)             (7,431)          8,629          (8,737)
Cash and cash equivalents at beginning of period                     3,068              10,499           1,870          10,607
                                                                 ---------       -------------       ---------       ---------
Cash and cash equivalents at end of period                       $   1,026       $       3,068       $  10,499       $   1,870
                                                                 =========       =============       =========       =========

Supplemental disclosure of non cash financing information:
  Capital lease additions of $794 for 2003. Fair
   adjustments of assets due to fresh start
   accounting of $35,170 for the sixteen weeks ended
   May 19, 2002
  Cash paid for interest                                         $   5,827       $       1,906       $     933       $   4,800
                                                                 =========       =============       =========       =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         FRANK'S NURSERY & CRAFTS, INC.
                          Notes to Financial Statements
             January 25, 2004, January 26, 2003 and January 27, 2002
                (Tables in thousands, except for per share data)

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

On the Effective Date, 50,000,000 shares of Common Stock were authorized and (a) 20,000,000 shares of Common Stock were reserved for distribution in respect of claims against the Debtors, (b) 913,044 shares of Common Stock were reserved for issuance of warrants to purchase shares of Common Stock ("Warrants") at an exercise price of $1.38 for the old equity holders of Holdings, (c) 3,652,174 shares of Common Stock were reserved for a new stock option plan, which was implemented in accordance with the Plan and (d) 5,869,565 shares of Common Stock were reserved for the conversion rights of Kimco Realty Services Inc., an affiliate of Kimco Capital Corporation ("Kimco"), as part of the exit financing. In addition, on the Effective Date, Frank's entered into a three-year $50 million secured revolving credit facility, that includes $25 million for letters of credit (the "Exit Revolver Facility") with Congress Financial Corporation as agent for a syndicate of lenders and a $30 million term and revolving loan with Kimco Capital Corp.(the "Exit Term and Revolving Loan"). See Note 7 for a more detailed description of the exit financing.

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

The fair value of the net assets exceeded the reorganization value by $35.2 million, resulting in negative goodwill. The negative goodwill has been allocated to property, equipment and leasehold improvements.

The following table reflects the adjustments to Old Frank's balance sheet as of May 20, 2002:

                                                                                                            Fresh
                                                                                        Plan of             Start
                                                                         Predecessor  Reorganization     Adjustments       Successor
                                                                         -----------  --------------     -----------       ---------
                                                                                                           Restated         Restated
Assets:
  Current assets                                                          $  88,516    $    (360)(b)                       $  88,156
  Property, equipment and leasehold improvements, net                        90,836            -          $ (35,170)(f)       55,666
  Other assets                                                                7,729       (4,851)(a)(b)      (1,374)(e)        1,504
                                                                          ---------    ---------          ---------        ---------
     Total assets                                                         $ 187,081    $  (5,211)         $ (36,544)       $ 145,326
                                                                          =========    =========          =========        =========
Liabilities and shareholders' equity (deficit):
  Accounts payable                                                        $  43,825    $     (80)(a)      $     959 (f)    $  44,704
  Accounts payable pre-petition                                              32,539      (32,539)(a)              -                -
  Accrued expenses                                                           32,834          751 (a)         (3,169)(e)(f)    30,416
  Accrued expense - pre-petition                                             21,514      (20,514)(a)              -            1,000
  Accrued interest - pre-petition                                             5,894       (5,894)(c)              -                -
  Notes payable to banks                                                     13,647                               -           13,647
  Liability for lease rejections                                             15,450      (15,450)(a)              -                -
  Pre-petition long-term debt (including subordinated debt of $115,000)     137,909     (115,000)(c)        (22,909)(e)            -
  Current portion of long-term debt                                               -            -              2,521 (e)        2,521
  Senior mortgage debt                                                            -            -             23,016 (e)       23,016
  Obligations under capital lease                                             3,528            -                  -            3,528
  Other liabilities                                                           3,494            -                  -            3,494
                                                                          ---------    ---------          ---------        ---------
     Total liabilities                                                      310,634     (188,726)               418          122,326

Shareholders' equity (deficit)                                             (123,553)     183,515 (d)        (36,962)(g)       23,000
                                                                          ---------    ---------          ---------        ---------
              Total liabilities and shareholders' equity (deficit)        $ 187,081    $  (5,211)         $ (36,544)       $ 145,326
                                                                          =========    =========          =========        =========

(a)      To record elimination of pre-petition liabilities which were cancelled.

(b)      To record extinguishment of debt.

(c) To record elimination of subordinated debt and related accrued interest.

(d) To record gain on cancellation of pre-petition liabilities ($184.9 million) and loss on extinguishment of debt ($1.4 million).

(e)      To record refinanced mortgages.

(f) To reflect assets and liabilities at fair value, resulting in negative goodwill ($35.2 million).

(g) To record common stock to be issued and write-off of Old Frank's accumulated deficit and net parent investment.

BASIS OF PRESENTATION

References in these financial statements to "Predecessor" refer to Old Frank's on and prior to May 20, 2002. References to "Successor" refer to Frank's on and after May 20, 2002, after giving effect to the implementation of fresh start reporting.

The accompanying financial statements for the fiscal year ended January 25, 2004, the thirty-six weeks ended January 26, 2003, the sixteen weeks ended May 19, 2002 (Predecessor), the fiscal years ended January 27, 2002 and as of January 27, 2002 (Predecessor) have been presented in accordance with SOP 90-7 and assumed that the Debtors would continue as a going concern. In the Chapter 11 Cases, substantially all unsecured liabilities as of the Petition Date were subject to compromise or other treatment under the Plan.

Pursuant to SOP 90-7, professional fees and other costs associated with the Chapter 11 Cases were expensed as incurred and reported as restructuring items. Interest expense was reported only to the extent that it was expected to be paid following the Chapter 11 Cases.

Certain reclassifications have been made to prior periods (Predecessor) to conform to the financial statements for the fiscal year ended January 25, 2004 (Successor).

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In October, 2003, the Company became aware of certain potential accounting issues related to marketable securities from a 1999 defined benefit plan reversion that the Company has determined were not properly recorded in the Company's accounting records. Under the direction and oversight of the Audit Committee and with the assistance of outside legal advisors and accounting consultants, the Company conducted an inquiry into these and related accounting issues. As a result of this process, the Company is, by means of this filing, restating its previously issued financial statements for the thirty-six weeks ended January 26, 2003.

At May 19, 2002, the balance of $1 million was reclassified to property, equipment, and leasehold improvements as an adjustment to fresh-start accounting. The restatement of the Company's Balance Sheets as of January 26, 2003 resulted in a decrease in assets of $54 thousand and an increase in accumulated deficit of $54 thousand. The restatement of the Company's Statements of Operations thirty-six weeks ended January 26, 2003 resulted in an increase in selling, general, and administrative expenses ("SG&A") of $25 thousand and a decrease in interest income of $29 thousand.

Unless otherwise expressly stated, all financial information in this Annual Report on Form 10-K is presented inclusive of these revisions.

LIQUIDITY

The Company has sustained losses from operations since emergence from bankruptcy on May 20, 2002 and has a deficit in working capital and stockholders equity as of January 25, 2004. As discussed in note 7, the Company and its lenders have amended the existing credit agreements to eliminate certain covenant requirements through January 25, 2004 and has reset future financial covenants while at the same time providing a significant increase in borrowing capacity. Management believes they can remain in compliance with the new covenants through fiscal 2005. On April 6, 2004, the Company also entered into a commitment letter with Kimco Capital Corp., which provides for additional financing of $15 million. Kimco's commitment is subject to the negotiations, execution and delivery of an amendment to the Kimco credit facility in form and substance satisfactory to Kimco.

The Company believes these financing transactions coupled with Management's efforts to improve operations are sufficient to provide the Company with the ability to continue its operations for the next fiscal year. There can be no guarantee of the success of such efforts and accordingly, the Company may need to develop strategic alternatives.

NOTE 2: DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The fiscal year is comprised of 52 or 53 weeks, ending on the last Sunday in January. The 2003 fiscal year reflects a 52-week period ended January 25, 2004 ("2003"). The 2002 fiscal periods aggregate 52 weeks ended January 26, 2003 ("2002") and the 2001 fiscal year reflects a 52-week period ended January 27, 2002 ("2001").

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

REVENUE RECOGNITION

The Company recognizes revenue when the customer takes possession of the merchandise at the point of sale. The Company has a formal right of return policy that requires original receipt. The Company annually reviews sales returns to determine the length of time between the date of sale and the return date. Based upon its annual review, the Company recorded a reserve for sales returns based on historical trends.

FAIR VALUE OF BALANCE SHEET FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of other financial instruments are included in Note 7.

CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments, such as U.S. government securities and bank certificates of deposit having original maturities of three months or less, and are carried at cost plus accrued interest.

ACCOUNTS RECEIVABLE

Management estimates the allowance for doubtful accounts based upon the circumstances surrounding each individual receivables' collectibility. At the end of 2003, management determined that certain receivables were uncollectible and a bad debt expense and allowance of $26,000 was recorded. During the fourth quarter of 2002 management determined that certain receivables were uncollectible and a bad debt expense and allowance of $295,000 was recorded. At the end of 2001, no allowance for doubtful accounts was considered necessary and there was no bad debt expense recognized.

MERCHANDISE INVENTORIES

Merchandise inventories are stated at the lower of cost or market, with cost being determined under the weighted average method which approximates the first-in, first-out method.

ADVERTISING COSTS

Advertising costs are expensed when the advertising first takes place. Advertising expenditures were $17.5 million for 2003, $13.7 million for 2002, and $16.8 million for 2001.

STORE CLOSING COSTS

In 2001, provisions for store closing costs were charged to operations in the period when the decision was made to close a retail unit.

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, including significant improvements thereto, are recorded at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Expenditures for repairs and maintenance are charged to expense as incurred. Estimated useful lives, including capital leases, are: buildings, 10-40 years or, if shorter, the terms of the lease; equipment, 5-10 years. Leasehold improvements are depreciated over the lease terms of the respective leases or the estimated useful lives. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is recognized in the statement of operations.

GOODWILL

Goodwill represented the costs in excess of the fair value of identifiable assets for acquired businesses and was amortized on a straight-line basis over the estimated future periods benefited, not to exceed forty years. As a result of the Chapter 11 Reorganization and recurring operating losses, the Company reevaluated the useful lives and recoverability of its remaining goodwill and wrote-off the remaining balance of goodwill of $14.4 million during 2001. This impairment loss was reflected in restructuring charges in the statements of operations.

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

INCOME TAXES

Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities using enacted tax rates and laws in effect when the differences are expected to reverse. This method also requires the recognition of future tax benefits such as net operating loss carryforwards to the extent that realization of such benefits is more likely than not.

STOCK OPTIONS

In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company applies the accounting provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provides pro forma net income and earning per share disclosures for stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied.

The Company applies APB Opinion No. 25 and related interpretations and accordingly, no compensation expense has been recognized for stock options issued to employees and non-employee directors in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the method prescribed in SFAS No. 123, the Company's pro forma net loss and loss per share for 2003 and the thirty-six weeks ended January 26, 2003 would have been as follows: ($ in thousands, except per share data)

                                                                       Thirty-six weeks
                                                                            ended
                                                              2003     January 26, 2003
                                                           ---------   ----------------
Net loss, as reported                                      $(23,797)       $(17,685)
Total stock-based compensation expense determined
  Under the fair value method                                  (108)           (742)
                                                           --------        --------
Pro forma net loss                                         $(23,905)       $(18,427)
                                                           ========        ========

Weighted average number of shares
  outstanding - basic                                        20,000          20,000

Weighted average number of shares
  outstanding - diluted                                      20,000          20,000

Basic and diluted loss per share:
  As reported - basic                                      $  (1.19)       $  (0.88)
                                                           ========        ========
  As reported - diluted                                    $  (1.19)       $  (0.88)
                                                           ========        ========
  Pro forma - basic                                        $  (1.20)       $  (0.92)
                                                           ========        ========
  Pro forma - diluted                                      $  (1.20)       $  (0.92)
                                                           ========        ========

The per share weighted-average fair value of stock options granted in 2003 was $0.16 on the grant date using the Black-Scholes option-pricing model with weighted average assumptions as follows: expected dividend yield of 0%; stock price volatility of 10.8%; a risk free interest rate of 3.02%; and an expected option term of 5 years. The per share weighted-average fair value of stock options granted in the thirty-six weeks ended January 26, 2003 was $.54 on the grant date using the Black-Scholes option-pricing model with weighted average assumptions as follows: expected dividend yield of 0%; stock price volatility of 50%; a risk free interest rate of 3.07%; and an expected option term of 5 years.

LOSS PER SHARE

Basic loss per share is computed by dividing earnings on common shares by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. For 2003 and the thirty-six weeks ended January 26, 2003 the incremental shares that would have been exercisable and outstanding (142,350 shares at January 25, 2004 and 189,000 shares at January 26, 2003) and warrant agreements (0 shares at January 25, 2004 and 1,189,000 shares at January 26, 2003) were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after December 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 is effective for the Company in the fiscal quarter ending May 16, 2004. The adoption of FIN 46 is being evaluated to determine what impact, if any, the adoption of the provisions will have on the Company's financial condition or results of operations.

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

NOTE 3: STORE CLOSURE PROGRAMS

During fiscal 2001, as part of the restructuring process, the Court approved the Company's plan to close 46 stores the ("2001 Program"). The last 12 were closed as of March 2002. As a result, the Company recorded charges of $6.7 million in 2001, of which $4.1 million, included in cost of goods sold, represented a loss for the inventory that was liquidated. The remaining $2.6 million included in the restructuring charge of $40.9 million (Note 4), represented fixed asset write-downs to fair value.

NOTE 4: RESTRUCTURING AND OTHER RELATED CHARGES

As a result of the Company's operating losses for 2001 and 2000, and the Chapter 11 Reorganization (Note 1), the Company performed an impairment analysis as required under FAS 121 for both 2001 and 2000. The estimated fair value of the impaired assets was determined by comparing expected future cash flows for each store to the combined net property, equipment and leasehold improvements and allocated goodwill. In 2000, the Company rejected store leases and reversed a store closing provision for remaining lease obligations from 1993. Additionally, the Company recorded a fixed asset impairment charge related to 22 leased stores that were approved for closure by the Court subsequent to 2000.

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

The impairment analysis and the Chapter 11 Reorganization resulted in the following charges: ($ in thousands)

                                                                            Thirty-six            Sixteen
                                                                               Weeks               Weeks
                                                                               Ended               Ended
                                                             2003          January 26, 2003     May 19, 2002          2001
                                                          -----------      ----------------     -------------     -------------
                                                          (Successor)        (Successor)        (Predecessor)     (Predecessor)
Write-down of goodwill                                      $    -             $       -           $      -         $  14,382
Write-down of fixed assets                                       -                     -                  -            15,197
Store closure program (Note 3)                                   -                     -                  -             2,600
Write-off of fixed assets related to 22 store leases             -                     -                  -                 -
Write-off remaining store lease obligations from 1993            -                     -                  -                 -
Bankruptcy related costs                                         -                 1,127             21,839             8,708
                                                            ------             ---------           --------         ---------
Total                                                       $    -             $   1,127           $ 21,839         $  40,887
                                                            ======             =========           ========         =========

During the fourth fiscal quarter of 2002 and the second fiscal quarter of 2003, the Company implemented two corporate overhead restructuring initiatives to reduce costs at its corporate headquarters. Additionally, during the fiscal second quarter of 2003, the Company announced the closure of its Harrisburg, PA warehouse and during the fourth quarter of 2003, the Company announced the closure of its East Windor, NJ store and the termination of its chief executive officer. As a result of the two restructuring initiatives, the Company recorded non-recurring charges for workforce reductions of $0.7 million during the fourth fiscal quarter of 2002, $0.9 million during the fiscal second quarter of 2003, and $2.0 million during the fourth fiscal quarter of 2003. The Company also recorded $0.9 million for asset impairment during the fourth fiscal quarter of 2003. For the fiscal year ended January 26, 2003, the Company recorded restructuring charges based on Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." For the fiscal year ended January 25, 2004, the Company records restructuring charges based on Financial Accounting Standards Board ("FASB") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

Reconciliation of the restructuring liability, as of January 25, 2004, is as follows: ($ in thousands)

                                    Balance at January                    2003        2003        Ending Balance at
                                        26, 2003         2003 Charges   Payments   Adjustments    January 25, 2004
                                    ------------------   ------------   --------   -----------    -----------------
Employee separation costs (a)          $      747         $   1,991     $ (1,145)    $   (67)        $   1,526
Asset impairment (b)                                            884
                                                          ---------
                                                          $   2,875
                                                          =========

(a) Of the planned downsizing of 59 position, 57 reductions had been implemented as of January 25, 2004.

(b) Asset impairment relates to the closing of the Harrisburg, PA warehouse and the March 2004 closing of the East Windsor, NJ store.

The Company expects that substantially all remaining payments will be made within the next twelve months.

NOTE 5: INCOME TAXES

In connection with the reorganization, a gain on cancellation of indebtedness was realized by the Predecessor in the amount of approximately $185 million. This gain is not taxable since the gain resulted from reorganization under the Bankruptcy Code. However, the Company is required, as of the beginning of its fiscal 2003 tax year, to reduce net operating loss carryforwards ("NOLs"), in an amount equal to such gain on extinguishment.

The reconciliation of income taxes computed at the federal statutory tax rate to income tax benefit is: ($ in thousands)

                                                                                     Thirty-six         Sixteen
                                                                                     Weeks Ended      Weeks Ended
                                                                       2003       January 26, 2003    May 19, 2002        2001
                                                                   -----------    ----------------   -------------    -------------
                                                                   (Successor)       (Successor)     (Predecessor)    (Predecessor)
                                                                   -----------    ----------------   -------------    -------------
Federal income tax (benefit) based
  on statutory rates                                               $   (8,091)       $   (5,995)        $  53,816      $ (29,840)
State and local income tax (benefit)                                     (476)             (353)            3,165         (1,755)

  Reorganization adjustments                                           66,182                 -           (58,941)             -
  Change in valuation allowance                                       (56,340)            6,332             1,956         26,815
  Nondeductible expenses including
    goodwill amortization and write-off                                    37                16                 4          6,000
  Other                                                                (1,312)                -                 -         (1,220)
                                                                     --------        ----------         ---------      ---------
                                                                     $      -        $        -         $       -      $       -
                                                                     ========        ==========         =========      =========

Deferred tax assets and liabilities are composed of the following:

                                                         2003               2002
                                                      -----------       -----------
                                                      (Successor)       (Successor)
                                                      -----------       -----------
                                                                        (Restated)
DEFERRED TAX ASSETS:
 Inventory                                             $     616        $   1,214
 Accrued expenses                                          1,246              651
 Other                                                     3,029            2,834
 Property, plant & equipment                              10,814           12,362
 Credit carryforwards                                      1,337            1,337
 NOL carryforward                                         27,384           82,440
                                                       ---------        ---------
Total deferred tax assets                                 44,426          100,838

DEFERRED TAX LIABILITIES:
 Assets to be disposed of                                      -              (72)
 Other                                                         -                -
                                                       ---------        ---------
Total deferred tax liabilities                                 -              (72)
                                                       ---------        ---------
Net deferred tax assets                                   44,426          100,766
Valuation allowance                                      (44,426)        (100,766)
                                                       ---------        ---------
                                                       $       -        $       -
                                                       =========        =========

Due to the Company's historical operating results, a valuation allowance for the net deferred tax asset balance is recorded at January 25, 2004 and January 26, 2003.

At January 25, 2004 the federal tax NOL carryforwards, on a consolidated basis, approximated $76.1 million, and will expire over various dates from 2021-2024.

The reorganization of the Company as it emerged from bankruptcy constituted an ownership change under Internal Revenue Code Section 382. Consequently, the use of any of the NOLs and tax credits generated prior to this change may be subject to an additional annual limitation.

NOTE 6: PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

Upon emergence from bankruptcy, the Company revalued its property, equipment and leasehold improvements in accordance with SOP 90-7 as discussed in Note 1.

Major categories of property, equipment and leasehold improvements are as follows: ($ in thousands)

                                                    2003         2002
                                                -----------   -----------
                                                (Successor)   (Successor)
                                                               Restated
Land                                              $21,011      $21,010
Buildings:
     Owned                                         18,380       18,154
     Capital leases (Note 8)                        9,732       10,576
Equipment                                          13,879        9,323
Leasehold improvements                              5,871        5,059
Construction in progress                              831          884
                                                  -------      -------
                                                   69,704       65,006

Less accumulated depreciation, including
  capital lease amounts of $8,755 and $7,207       14,770        8,904
                                                  -------      -------
                                                  $54,934      $56,102
                                                  =======      =======

NOTE 7: FINANCING AND LONG-TERM DEBT

Long-term debt consists of the following: ($ in thousands)

                                                                               2003            2002
                                                                            -----------     -----------
                                                                            (Successor)     (Successor)
$20 million Term Loan  - Kimco due May 20, 2005 (net of
  unamortized discount of $2,091 for 2003 and $3,677 for 2002)               $   17,909     $   16,323
Revolving Credit Facility                                                         7,738              -
Revolving Credit Facility - Kimco                                                28,000         15,250
Mortgages notes due 2012 with interest rates from 4.0% to 7.6%                   22,087         22,600
10 1/4% Senior Subordinated Notes originally due March 1, 2008                        -              -
Capital lease obligations                                                         2,628          3,815
                                                                             ----------     ----------
Total debt                                                                       78,362         57,988
Less:
   Current portion of long-term debt                                              1,255          1,685
   Revolving Credit  Facility                                                     7,738              -
   Revolving Credit  Facility - Kimco                                            28,000         15,250
                                                                             ----------     ----------
Total long-term debt                                                         $   41,369     $   41,053
                                                                             ==========     ==========

Revolving Credit Facility with Congress Financial Corporation

         The Company entered into a revolving credit facility with Congress Financial Corporation on May 20, 2002 ("the Congress facility"). The Congress facility is a $50 million, secured revolving loan facility, which includes $25 million of availability for letters of credit. On November 25, 2003, Congress and the Company executed an amendment to the credit facility which, among other things, limited borrowings under the facility to $42 million until additional lenders become parties to the credit facility and provide aggregate commitments of at least $8 million. The November 25, 2003 amendment is discussed further below. The availability of borrowings under this facility generally is based on a percentage of eligible inventory and certain other assets, subject to certain reserves. The amounts reserved are based on a number of variables, including inventory levels, merchandise purchases and sales levels, and the types of reserves include inventory shrinkage, letters of credit outstanding, sales taxes and other liabilities of the Company. The total amount of these reserves varies by season but typically ranges from 10% to 25% of the cost of eligible inventory. As of January 25, 2004, there were $7.7 million in borrowings outstanding under the Congress facility and outstanding letters of credit aggregated $4.9 million. Excess availability as of January 25, 2004 was $5.3 million.

         The Congress facility allows prime rate loans or Eurodollar loans. Depending upon the Company's excess availability, loans under the facility bear interest either at the prime rate plus 0.50% or 1.00% or a Eurodollar rate plus 2.75%, 3.25%, or 3.50%. These rates were increased by an amendment to the Congress facility on January 27, 2004, and prior to such amendment, the interest rates under the Congress facility either were the prime rate plus 0.25% or 0.75% or a Eurodollar rate plus 2.75%, 3.25%, or 3.50% These rates were increased by an amendment to the Congress facility on February 10, 2003, and prior to such amendment, the interest rates under the Congress facility either were the prime rate plus 0.25% or 0.50% or a Eurodollar rate plus 2.75%, 3.00%, or 3.25%. The interest rate at January 25, 2004 is 4.75%. The Congress facility has an initial term of three years and renews for successive one-year terms thereafter unless the lender or the Company elects to terminate the Congress facility as of the end of the initial term or any renewal term. The Congress facility includes an unused line fee of 0.25% per year, a servicing fee of $10,000 per calendar quarter, and an early termination fee in an amount equal to 1.00% of the amount of the maximum credit if the Congress facility is terminated in whole during the second year and 0.50% if terminated during the third year.

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

         The Congress facility, as amended, contains two financial covenants; a minimum quarterly level of adjusted EBITDA (as described below) and a minimum ratio of accounts payable to inventory. On February 10, 2003, the Company and Congress Financial entered into an amendment to the facility which revised the measurement of minimum level of inventory from a daily to a weekly basis, lowered the minimum quarterly adjusted EBITDA levels, revised the minimum ratio of inventory to accounts payable to be a ratio of accounts payable to inventory, and increased the interest rates for the Congress facility as described above. The amended financial covenants are measured only if (1) the Company's excess availability, plus the amount of cash equivalents maintained by the Company in an account under the control of Congress Financial, falls below $4.0 million at any time or (2) the Company's average excess availability, plus the average amount of cash equivalents maintained in such account, for any four-week period falls below $9.0 million. In such event, the minimum adjusted EBITDA covenant is measured quarterly and the minimum accounts payable to inventory ratio covenant is measured for each accounting period, and the minimum levels required by each covenant varies from period to period. Management believes that the amended covenants are less restrictive and provide the Company with more flexibility than the original covenants. The required minimum accounts payable to inventory ratio for January 25, 2004 was 30.1%, and the company's actual ratio at such date was 47.2%. On January 27, 2004, the parties entered into an amendment to the credit facility which eliminated the minimum accounts payable to inventory ratio covenant with respect to accounting periods in the fiscal year ending January 25, 2004 and reset the accounts payable to inventory ratio covenant for the accounting periods in the fiscal year ended January 30, 2005 and thereafter, as set forth in the table below. Adjusted EBITDA for the period from January 27, 2003 through January 25, 2004 was $(11.3) million, as shown below.

         Adjusted EBITDA, as measured under the Congress facility, equals the net income of the Company for the applicable fiscal period, minus extraordinary gains included in such net income for such fiscal period, plus interest expense, income taxes, depreciation and amortization, other non-cash charges (other than to the extent requiring an accrual or reserve for future cash expenses) and non-cash extraordinary losses deducted from such net income for such fiscal period, plus, for the fifth, sixth and seventh accounting periods of the Company's 2002 fiscal year, restructuring charges of up to $500,000 in the aggregate for such accounting periods deducted from such net income for such fiscal period, all as determined in accordance with generally accepted accounting principles ("GAAP"). A summary of the calculation of the Company's adjusted EBITDA for the period from January 27, 2003 through January 25, 2004 is set forth below.

                                       (000's)
                                       -------
Net loss using GAAP                   $(23,797)
Plus:
      Depreciation                       3,358
      Interest                           9,107
      Non cash losses                        -
                                      --------
Adjusted EBITDA                       $(11,332)
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

         On November 25, 2003, the Company and Congress Financial Corporation entered into an amendment to the Congress facility which eliminated the requirement to comply with the accounts payable to inventory ratio covenant and the adjusted EBITDA covenant for any accounting period during the fiscal year ending January 25, 2004, and limited total borrowings under the facility to $42 million until additional lenders become parties to the credit facility and provide aggregate commitments of at least $8 million. The amendment also provides that the accounts payable to inventory ratio covenant will be reset for the accounting periods in the fiscal year ended January 30, 2005 based upon the good faith and reasonable projections by the Company, to be determined by the agreement of Congress and the Company.

         The following table summarizes the minimum adjusted EBITDA levels required by the Congress Financial credit facility for each applicable period. As used in the table, "Accounting Period" refers to the 13 four-week calendar periods within the Company's fiscal year; provided, however, that the last Accounting Period in each fiscal year may consist of five weeks.

                Period                                           Amount
                ------                                           ------
The period of 4 Accounting Periods ending on the               $ 6,676,000
last day of the fourth Accounting Period of the
fiscal year of the Company ending in 2005

                Period                                           Amount
                ------                                           ------
The period of 7 Accounting Periods ending on the               $12,918,000
last day of the seventh Accounting Period of the
fiscal year of the Company ending in 2005

The period of 10 Accounting Periods ending on the             ($   275,000)
last day of the tenth Accounting Period of the
fiscal year of the Company ending in 2005

The period of 13 Accounting Periods ending on the             ($ 2,710,000)
last day of the fiscal year of the Company ending in
2005

The period of 13 Accounting Periods ending on the              $   695,000
last day of each fourth, seventh, tenth and
thirteenth Accounting Period thereafter

         The following table summarizes the minimum accounts payable to inventory ratio required by the Congress Financial credit facility for each applicable period.

                  Accounting Period                               Ratio
                  -----------------                               -----
The fourth Accounting Period of the fiscal year of                21.1%
the Company ending in 2005

The seventh Accounting Period of the fiscal year of               30.2%
the Company ending in 2005

The tenth Accounting Period of the fiscal year of                 26.7%
the Company ending in 2005

The thirteenth Accounting Period of the fiscal year               23.2%
of the Company ending in 2005

The fourth, seventh, tenth and thirteenth Accounting              21.1%
Period of the fiscal year of the Company ending in
2006 and each fourth, seventh, tenth and thirteenth
Accounting Period of each fiscal year thereafter

TERM LOAN AND REVOLVING CREDIT FACILITY ARRANGED BY KIMCO CAPITAL CORP.

         The Company has a three-year, $65 million credit facility arranged by Kimco Capital Corp. ("the Kimco facility"). Originally, the facility provided for a $20 million term loan and $10 million of revolving loans. Frank's and Kimco Capital Corp. amended the Kimco facility on January 23, 2003, providing for an increase in the amount of revolving loans available under the Kimco facility to $20 million. The Company and Kimco Capital Corp. entered into an amendment to the Kimco facility as of October 30, 2003 to allow for overline revolving loan advances of up to $7 million during the period from January 1, 2004 to April 1, 2004. On January 21, 2004, the Company and Kimco Capital Corp. entered into an amendment to the Kimco facility to allow for overline revolving loan advances of up to $25 million. The last $3 million of borrowings are available only under certain circumstances. The Kimco facility is secured by a first priority lien on certain of the Company's owned real property and a second lien on the Company's inventory and other assets. These loans bear interest at 10.25% per year for an initial term of three years, with the option for the Company to renew the loans for up to an additional two years, provided that the Company is not then in default. A portion of the Kimco facility has been participated by Kimco Capital Corp. to Third Avenue Trust and/or its designees. As of January 25, 2004 total debt outstanding under the Kimco facility was $48.0 million.

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

         Kimco Capital Corp. is an affiliate of (i) Kimco Realty Services, Inc. and Kimco Realty Corporation, which, as of April 23, 2004, are the beneficial owners of 51.9% of the Company's common stock, (ii) Kimco Select Investments, and (iii) Kimco Realty Corporation. A portion of the credit facility has been participated by Kimco Capital Corp. to Third Avenue Trust and/or its designees, which, collectively with its affiliates, is the beneficial owner of 22.6% of the Company's common stock as of April 23, 2004.

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

         In accordance with Accounting Principles Board 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" the issuer is required to allocate the proceeds received in a financing transaction that includes detachable warrants to the debt instrument and detachable warrants included in the exchange on a relative fair value basis. For 2002 all warrants became available for exercise and were included for valuation purposes. The independent valuation issued in connection with the Term Loan and Revolving Credit Facility $20 million proceeds resulted in an allocation to the warrants of $4.4 million as shown in the statement of shareholders' equity and the remaining $15.6 million to the Term Loan. The fair value of the warrants was based upon the Black-Scholes option pricing model. The following assumptions were used in the Black-Scholes option pricing model for warrants issued: risk-free interest rate of approximately 3.95%; an expected life of 3 years from the vest date based upon the warrant expiration date; 50% expected volatility; and no payments of dividends. The stock price volatility during the life of the warrants was estimated by reviewing the historical price volatility of other publicly traded specialty retailers. This was done due to the limited historical time period that Frank's common stock has been publicly traded (since September 2002). The $4.4 million is being amortized to interest expense over the initial term of the debt. As of January 25, 2004, the un-amortized discount is $2.1 million.

The carrying and fair values of these financial instruments for 2003 and 2002 are presented below. The fair values for 2003 and 2002 approximate market. ($ in thousands)

                                              SUCCESSOR                     SUCCESSOR
                                      -------------------------     -------------------------
                                                 2003                         2002
                                      -------------------------     -------------------------
                                       CARRYING                      CARRYING
                                        AMOUNT       FAIR VALUE       AMOUNT       FAIR VALUE
                                      ---------      ----------     ---------      ----------
Kimco Revolving Facility              $  28,000      $  28,000      $  15,250      $  15,250
Kimco Term Loan                          17,909         20,000         16,323         20,000
Mortgage notes                           22,087         22,087         22,600         22,600
Congress Revolving Facility               7,738          7,738              -              -
Capital lease obligations                 2,628          2,628          3,815          3,815
                                      ---------      ---------      ---------      ---------
   Total                              $  78,362      $  80,453      $  57,988      $  61,665
                                      =========      =========      =========      =========

Scheduled Maturities

Aggregate maturities of long-term debt for each of the five years following January 25, 2004 and thereafter, assuming the unpaid balance at January 25, 2004 under the revolving credit facility remains unchanged and excluding capital lease obligations, are as follows: ($ in thousands)

   YEAR                    AMOUNT
----------               ----------
2004                     $   36,425
2005                         20,949
2006                            825
2007                            766
2008                            757
Thereafter                   18,103
                         ----------
   Total                 $   77,825
                         ==========

The scheduled maturities reflect the expiration of the Kimco Revolving Loans in 2004 and the payment of the Kimco Term Loan for $20 million in 2005. The scheduled maturities are based on contractual payment terms.

NOTE 8: LEASES

The Company's capital leases are principally for retail store locations, for periods ranging up to 25 years. The Company's operating leases are principally for retail store locations, some of which include renewal, purchase or escalation clauses.

Annual minimum lease payments under all capital and operating leases with lease terms longer than one year at January 25, 2004 are as follows: ($ in thousands)

                                                         CAPITAL        OPERATING
                                                         LEASES          LEASES
                                                       ----------      ---------
2004                                                   $      792      $  13,589
2005                                                          592         12,777
2006                                                          477         11,822
2007                                                          387          9,716
2008                                                          387          8,169
Thereafter                                                    828         43,932
                                                       ----------      ---------
Total debt                                             $    3,463      $ 100,005
                                                       ==========      =========

Amount representing future interest                          (835)
                                                       ----------
Present value of net minimum lease obligations         $    2,628
                                                       ==========
Future sublease rental income                                          $   4,852
                                                                       =========

Rent expense was $17.4 million for 2003, $10.8 million for the thirty-six weeks ended January 26, 2003, $6.0 million for the sixteen weeks ended May 19, 2002, $15.4 million in 2002, and $22.6 million in 2001. Rent expense includes additional rentals based on retail store sales (in excess of the minimums specified in leases) of $119,000 for 2003, $69,000 for the thirty-six weeks ended January 26, 2003, $42,000 for the sixteen weeks ended May 19, 2002, and $133,000 in 2001 and is reduced by sublease rental income of $797,000 for 2003, $511,000 for the thirty-six weeks ended January 26, 2003, $260,000 for the sixteen weeks ended May 19, 2002, and $673,000 in 2001.

NOTE 9: SHAREHOLDERS' EQUITY

The Company's authorized capital stock consists of 50,000,000 shares of common stock, par value $.001 per share and 10,000,000 shares of preferred stock, par value $.001 per share. On May 20, 2002, pursuant to the Plan, 20,000,000 shares of common stock were reserved and will be distributed to the Company's former creditors of which 17,217,241 shares have been distributed as of January 25, 2004.

The holders of the Company's common stock are entitled to one vote per share upon each matter submitted to a vote at a meeting of stockholders. Holders of common stock are entitled to receive ratable dividends, if any, as may be declared by the Company's board of directors out of funds legally available.

On May 20, 2002 the Company issued warrants to acquire an aggregate of 913,044 shares of the Company's common stock at an exercise price of $1.38 per share for the old equity holders of FNC Holdings, Inc. These warrants may be exercised in whole or in part at any time until May 20, 2006. In addition the Company issued warrants to acquire an aggregate of 5,869,565 shares of the Company's common stock to certain of the Company's lenders and their affiliates. These warrants may be exercised in whole or in part at any time until the later of May 20, 2005 or the repayment or termination of the related credit facility. The warrant can be exercised at a price of $1.15 per share, subject to certain adjustments in the event that the Company issues any shares of its common stock or securities convertible into such shares at below fair market value. On January 23, 2003, the Company issued warrants to acquire an aggregate of 5,000,000 shares of the Company's common stock to Kimco Realty Services, Inc., an affiliate of Kimco Capital Corp., in connection with, and in consideration for, an amendment to the Company's credit facility with Kimco Capital Corp. These warrants may be exercised in whole or in part at any time until the later of May 20, 2005 or the repayment or termination of the related credit facility. These warrants can be exercised at a price of $2.00 per share, subject to certain adjustments.

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

On September 12, 2002 the Company granted options to key executives and outside directors for 2,476,117 in two groupings with a grant price of $1.15 per share. The first group of options for 1,826,117 were to vest as follows: 50% vested at September 12, 2002 and the remaining 50% on May 20, 2003. The options that vested at September 12, 2002 expired July 31, 2003 and the remaining 50% were cancelled. The second group of options for 650,000 will vest over three years (33 1/3% per year) beginning May 20, 2003 and will expire ten years from grant date if not exercised.

         On December 5, 2002, the Company granted an option to purchase 25,000 shares of its common stock at a price of $1.65 per share to Mr. Joseph Nusim, one of the Company's directors, pursuant to, and in consideration for, a consulting arrangement with Mr. Nusim which terminates April 2004. This option is exercisable from the date of grant through December 5, 2012. This option was offered only to Mr. Nusim and was granted in reliance on the exemption from registration contained in Section 4(2) of the Securities Act as the grant did not involve a public offering.

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

On February 11, 2003, the Company granted options to purchase an aggregate of 412,500 shares of its common stock at a price of $1.10 per share to employees of the Company pursuant to the Company's 2002 Stock Option Plan in consideration of such employees' services to the Company. The options were offered only to such employees and were granted in reliance on the exemption from registration contained in Section 4(2) of the Securities Act as the grants did not involve a public offering.

On April 1, 2003, the Company granted options to purchase an aggregate of 1,000,000 shares of its common stock at a price of $0.80 per share to Mr. Bruce Dale, the Company's Chief Executive Officer, pursuant to the Company's 2002 Stock Option Plan, as amended, in consideration of his services to the Company. The option was offered only to such employee and was granted in reliance on the exemption from registration contained in Section 4(2) of the Securities Act as the grant did not involve a public offering.

On January 21, 2004, the Company granted options to purchase an aggregate of 1,000,000 shares of its common stock at a price of $0.75 per share to Abacus Advisors, LLC as part of an agreement with the Company to provide strategic and operational advisory and consulting services. The option was offered only to such entity and was granted in reliance on the exemption from registration contained in Section 4(2) of the Securities Act as the grant did not involve a public offering.

The Company applied APB Opinion No. 25 and related interpretations in accounting for stock option grants issued under the 2002 Stock Option Plan; accordingly, no compensation cost has been recognized (Note 2). The Company applied SFAS No. 123 and related interpretation in accounting for stock option grants issued outside of the 2002 Stock Option Plan; accordingly, consulting fees of $39 thousand and $41 thousand for 2003 and 2002, respectively, have been recognized.

A summary of changes in stock options are as follows:

                                                                  Weighted
                                                                  Average
                                                Shares          Share Price
                                              ----------        -----------
Outstanding at January 27, 2002                        -
Options Granted                                2,501,117           $1.15
Option Cancelled                                (913,059)          $1.15
                                             -----------
Outstanding at January 26, 2003                1,588,058
Options Granted                                2,549,543           $0.84
Option Cancelled                              (1,086,558)          $1.15
                                             -----------
Outstanding at January 25, 2004                3,051,043
                                             ===========

Options outstanding:
  Number outstanding                           3,051,043
  Weighted average remaining
      contractual life                               5.8
  Weighted average exercise price            $      0.97
Options exercisable:
  Number exercisable                             241,667
  Weighted average exercise price            $      1.20

In addition, the Company had 1,626,131 additional shares available for future grants under the 2002 Stock Option Plan at January 25, 2004.

NOTE 10: 401(k) PLAN

The Company provides a 401(k) Plan permitting employees to invest from 1% to 15% of their salary in outside mutual funds. The plan has been amended to provide an employer match of 25% of the employee contribution. The Company's contribution is limited to 1.5% of salary and became effective November 1998. Total expenses related to the 401(k) plan were $123 thousand for 2003 and $0 for 2002.

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

NOTE 12: RELATED PARTY TRANSACTIONS

Included in cost of sales and interest expense for 2003 is approximately $0.9 million and $3.5 million for lease payments and interest payments, respectively, to Kimco Capital Corp. and its affiliates, a majority shareholder of the Company. Included in cost of sales and interest expense for 2002 is approximately $0.8 million and $1.3 million for lease payments and interest payments, respectively.

At January 25, 2004, the Company recorded a receivable for approximately $43 thousand, an accrual for interest expense payable to Kimco of $289 thousand, and prepaid rent of $15 thousand.

The Company believes its lease payments to Kimco Capital Corp. and its affiliates approximate fair market value.

NOTE 13: SUBSEQUENT EVENT

         On March 15, 2004, the Company closed its East Windsor, NJ store.

NOTE 14: Selected Quarterly Financial Data (Unaudited)

         The following tables present unaudited financial data of the Company for each fiscal quarter of 2003 and 2002. All dollar amounts are stated in thousands, except per share data.

                                                             FIRST QUARTER      SECOND QUARTER     THIRD QUARTER      FOURTH QUARTER
                                                              (SUCCESSOR)        (SUCCESSOR)        (SUCCESSOR)        (SUCCESSOR)
                                                             -------------      --------------     -------------      --------------
2003                                                            Restated           Restated
Net sales                                                       $116,652            $91,388            $40,284            $68,546
Gross profit                                                      35,364             25,723              5,752             11,391
Restructuring and other related charges                                0                893                  0              1,982
Net earnings (loss)                                                1,011              2,936            (14,454)           (13,290)

Net (loss) earnings per share - basic                               0.05               0.15              (0.72)             (0.66)

Net (loss) earnings per share - diluted                             0.05               0.14              (0.72)             (0.66)

Weighted average shares outstanding - basic                       20,000             20,000             20,000             20,000

Weighted average shares outstanding - diluted                     20,000             20,256             20,000             20,000


                                                             FIRST QUARTER      SECOND QUARTER     THIRD QUARTER      FOURTH QUARTER
                                                             (PREDECESSOR)       (SUCCESSOR)        (SUCCESSOR)        (SUCCESSOR)
                                                             -------------      --------------     -------------      --------------
2002                                                            Restated           Restated           Restated           Restated
Net sales                                                       $110,992            $89,070            $39,612            $75,474
Gross profit                                                      30,236             24,424              5,037             20,742
Restructuring and other related charges                           21,839               (603)             2,000               (270)
Reorganization income                                            183,839                  -                  -                  -
Net earnings (loss)                                              158,272              2,753            (15,959)            (4,479)

Earnings (loss) per share - basic and diluted                           (2)            0.14              (0.80)             (0.22)

Weighted average shares outstanding - basic and diluted (1)             (2)          20,000             20,000             20,000

(1) Basic earnings per share for 2003 and the second, third, and fourth quarters of 2002 is computed by dividing earnings on common shares by the weighted average number of common shares outstanding during each quarter. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.

(2) No earnings (loss) per share is shown for the Predecessor quarter. The outstanding common stock of 1,000 shares was held by FNC Holdings, Inc., the sole shareholder of the Predecessor company. There was no public trading market for the outstanding shares.

                         FRANK'S NURSERY & CRAFTS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
     2003, THE THIRTY-SIX WEEKS ENDED JANUARY 26, 2003, SIXTEEN WEEKS ENDED
                             MAY 19, 2002, AND 2001
                             (DOLLARS IN THOUSANDS)

                                                                             ADDITIONS                         DEDUCTIONS
                                                                      -------------------------     --------------------------------
                                                      BALANCE AT                     CHARGED TO
                                                     BEGINNING OF     CHARGED TO       OTHER        WRITE-OFFS/       BALANCE AT END
                                                       PERIOD          EXPENSE        ACCOUNTS      RECOVERIES          OF PERIOD
                                                     ------------     ----------     ----------     -----------       --------------
ALLOWANCE FOR:

RETURNS & ALLOWANCES AND DOUBTFUL ACCOUNTS

Successor:

         2003                                        $        295     $       26     $        -     $       295          $     26

         Thirty-six weeks ended January 26, 2003     $          -     $      295     $        -     $         -          $    295

INVENTORY VALUATION RESERVE:

Successor:

         2003                                        $      3,120     $      675     $        -     $     2,078          $  1,717

         Thirty-six weeks ended January 26, 2003     $      3,251     $    1,994     $        -     $     2,125 (1)      $  3,120

Predecessor:

         Sixteen weeks ended May 19, 2002            $      7,503     $        -     $        -     $     4,252 (1)      $  3,251

         2001                                        $      1,274     $    8,076     $        -     $     1,847 (1)      $  7,503

PROVISION FOR STORE CLOSINGS:

Predecessor:

         Sixteen weeks ended May 19, 2002            $         18              -              -     $        18                 -

         2001

                      Current                        $      1,498     $       92 (3) $        -     $       873 (2)      $      -
                                                                                                            699 (4)            18

(1)    Represents reduction against cost of goods sold.

(2)    Represents severance and taxes for the 2000 Store Closure Program.

(3)    Represents charge for restructuring.

(4)    Represents payments of liabilities.

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

3.2               Bylaws, as amended March 30, 2004.

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

10.5 2002 Stock Option Plan, as amended (filed as Exhibit 10.5 to the Registrant's Registration Statement of Form 10-K for the fiscal year ended January 26, 2003 (File No. 000-50158)

10.6 Employment Agreement, dated as of December 1, 2002, between the Registrant and Adam Szopinski (filed as Exhibit 10.9 to the Registrant's Registration Statement on Form 10) (File No.
                  000-50158)

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

10.13             Employment Agreement, dated as of April 1, 2003, between the
                  Registrant and Bruce Dale (filed as Exhibit 10.13 to the
                  Registrant's Registration Statement on Form 10-K for the fiscal year ended January 26, 2004) (File No. 000-50158)

10.14 Waiver and Amendment No. 3 to Loan and Security Agreement, dated as of October 30, 2003, among the Registrant, Congress
                  Financial Corporation, as Administrative Agent, and the
                  Lenders party thereto (filed as Exhibit 10.2 to the Registrant's Registration Statement on Form 10-Q for the quarterly period ended November 2, 2003) (File No. 000-50158)

10.15 Third Amendment and Waiver to Credit and Security Agreement, dated as of October 30, 2003, among the Registrant and Kimco
                  Capital Corp. (filed as Exhibit 10.1 to the Registrant's
                  Registration Statement on Form 10-Q for the quarterly period ended November 2, 2003) (File No. 000-50158)

10.16             Agreement with Abacus Advisors LLC dated January 21, 2004
                  (filed as Exhibit 10.1 to the Registrant's Current Report on
                  Form 8-K dated January 21, 2004) (File No. 000-50158)

10.17 Fourth Amendment and Waiver to Credit and Security Agreement, dated as of January 16, 2004, among the Registrant and Kimco
                  Capital Corp.

10.18 Fifth Amendment and Waiver to Credit and Security Agreement, dated as of January 21, 2004, among the Registrant and Kimco
                  Capital Corp. (filed as Exhibit 10.2 to the Registrant's
                  Current Report on Form 8-K dated January 21, 2004) (File No.
                  000-50158)

10.19 Waiver and Amendment No. 4 to Loan and Security Agreement, dated as of January 27, 2004, among the Registrant, Congress
                  Financial Corporation, as Administrative Agent, and the
                  Lenders party thereto (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated January 21,
                  2004) (File No. 000-50158)

31.1              Certification of Principal Executive Officer

31.2              Certification of Principal Financial Officer

32.1              Certification Pursuant to Section 906 of Sarbanes-Oxley Act of
                  2002

32.2              Certification Pursuant to Section 906 of Sarbanes-Oxley Act of
                  2002