Form 10-Q
period 2004-05-16
FRANKS NURSERY & CRAFTS INC
filed 2004-06-30
CIK 38792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)                         FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 16, 2004

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

         Yes     [ ]                                 No     [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding at June 30, 2004

    COMMON STOCK $.001 PAR VALUE                        17,798,428

                         FRANK'S NURSERY & CRAFTS, INC.

                                      INDEX

                                                                                                      PAGE NO.
PART I -    FINANCIAL INFORMATION

   Item 1.  Financial Statements:

            Balance Sheets as of May 16, 2004 (Unaudited), May 18, 2003 (Unaudited), and
            January 25, 2004                                                                             3

            Statements of Operations for the sixteen weeks ended May 16, 2004 (Unaudited)
            and the sixteen weeks ended May 18, 2003 (Unaudited)                                         4

            Statements of Cash Flows for the sixteen weeks ended May 16, 2004 (Unaudited)
            and the sixteen weeks ended May 18, 2003 (Unaudited)                                         5

            Notes to Financial Statements                                                                6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        8

   Item 3   Quantitative and Qualitative Disclosures about Market Risk                                  11

   Item 4   Controls and Procedures                                                                     12

PART II -   OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders                                         12

   Item 6.  Exhibits and Reports on Form 8-K                                                            13

SIGNATURE                                                                                               14

CERTIFICATIONS

                         FRANK'S NURSERY & CRAFTS, INC.
                                 BALANCE SHEETS
                      (in thousands, except for par value)

                                                               May 16,        May 18,       January 25,
                                                                2004           2003            2004
                                                               -------        -------       -----------
                                                             (Unaudited)    (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                 $     13,909   $   14,107    $    1,026
   Accounts receivable, net                                           493          948         2,258
   Merchandise inventory                                           71,343       76,593        42,283
   Prepaid expenses and other current assets                        3,674        4,275         3,758
                                                             ------------   ----------    ----------
Total current assets                                               89,419       95,923        49,325

Property, plant and equipment, net                                 56,081       55,575        54,934
Other assets and deferred charges                                   4,805        4,286         4,262
                                                             ------------   ----------    ----------
Total assets                                                 $    150,305   $  155,784    $  108,521
                                                             ============   ==========    ==========

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:
   Accounts payable                                          $     48,964   $   59,432    $   19,978
   Accrued expenses                                                23,895       25,337        19,157
   Accrued expense payables pre-petition                              204        1,701           217
   Revolving credit facility                                       30,379       12,214         7,738
   Revolving credit facility - related party                       14,500            -        28,000
   Current portion of long term debt                                1,461        1,474         1,255
                                                             ------------   ----------    ----------
Total current liabilities                                         119,403      100,158        76,345

Long-term debt:
   Senior debt, less current portion                               23,413       24,409        23,460
   Term Loan - related party, net of unamortized discount          18,397       16,811        17,909
                                                             ------------   ----------    ----------
Total long-term debt                                               41,810       41,220        41,369

Other liabilities                                                   4,923        3,603         4,773

Shareholders' (deficit) equity:
   Common stock $.001 par value,                                       20           20            20
     50,000,000 shares authorized, 17,798,428 shares
     issued and outstanding and 2,201,572 shares
     to be issued
   Additional paid-in-capital                                      27,509       27,457        27,496
   Accumulated deficit                                            (43,360)     (16,674)      (41,482)
                                                             ------------   ----------    ----------
Total shareholders' (deficit) equity                              (15,831)      10 803       (13,966)
                                                             ------------   ----------    ----------
Total liabilities and shareholders' (deficit) equity         $    150,305   $  155,784    $  108,521
                                                             ============   ==========    ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         FRANK'S NURSERY & CRAFTS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      Sixteen Weeks   Sixteen Weeks
                                                          Ended           Ended
                                                         May 16,         May 18,
                                                          2004             2003
                                                      -------------   -------------
NET SALES                                                $111,108        $116,652

OPERATING COSTS AND EXPENSES:
  Cost of goods sold, including buying and occupancy       75,431          81,300
  Selling, general, and administrative                     32,460          31,480
  Restructuring charges                                       459               -
                                                         ---------       --------
    Total operating costs and expenses                    108,350         112,780
                                                         --------        --------

INCOME FROM OPERATIONS                                      2,758           3,872

OTHER (EXPENSE) INCOME:
  Interest expense and amortization of debt costs          (3,772)         (2,967)
  Sundry (expense) income                                    (864)            106
                                                         --------        --------
    Total other expense                                    (4,636)         (2,861)
                                                         --------        --------
NET (LOSS) INCOME                                        $ (1,878)       $  1,011
                                                         ========        ========
(LOSS) INCOME PER SHARE - BASIC                          $  (0.09)       $   0.05
                                                         ========        ========
(LOSS) INCOME PER SHARE - DILUTED                        $  (0.09)       $   0.05
                                                         ========        ========
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                20,000          20,000
                                                         ========        ========
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED              20,000          20,000
                                                         ========        ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          FRANK'S NURSERY & CRAFTS, INC
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     Sixteen Weeks  Sixteen Weeks
                                                                         Ended          Ended
                                                                        May 16,        May 18,
                                                                         2004           2003
                                                                     -------------  -------------
OPERATING ACTIVITIES:
Net (loss) income                                                      $  (1,878)     $    1,011
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
      Depreciation and amortization                                        1,100           1,029
      Amortization of debt costs and warrants                                859             666
      Non-cash portion of restructuring and other related charges            459               -
      Issuance of Stock Options                                               13               -
      Other                                                                  150             229
                                                                       ---------      ----------
                                                                             703           2,935
Changes in assets and liabilities, net of effects of fresh start adjustments and gain on cancellation of pre-petition liabilities:
      Accounts receivable                                                  1,765             270
      Inventory                                                          (29,060)        (37,543)
      Prepaid expenses                                                        83            (150)
      Other non-current assets                                              (914)           (800)
      Accounts payable                                                    28,986          40,980
      Accrued expenses                                                     4,266           9,177
                                                                       ---------      ----------
Net cash provided by operating activities                                  5,829          14,869
                                                                       ---------      ----------

INVESTING ACTIVITIES:
      Additions to property, plant, and equipment                         (1,647)           (502)
      Net proceeds from asset sales                                            -             240
                                                                       ---------      ----------
Net cash used in investing activities                                     (1,647)           (262)
                                                                       ---------      ----------

FINANCING ACTIVITIES:
      Increase (decrease) in revolving credit facilities (net)             9,141          (3,036)
      Payment of long-term debt and capital leases                          (440)           (532)
                                                                       ---------      ----------
Net cash provided by (used in) financing activities                        8,701          (3,568)
                                                                       ---------      ----------

Net change in cash and cash equivalents                                   12,883          11,039
Cash and cash equivalents at beginning of period                           1,026           3,068
                                                                       ---------      ----------
Cash and cash equivalents at end of period                             $  13,909      $   14,107
                                                                       =========      ==========

Supplemental disclosure of non cash financing information:
      Cash paid for interest                                           $   2,514      $    1,821
                                                                       =========      ==========

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements include all adjustments, consisting only of normal, recurring adjustments and accruals, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. Results of operations for interim periods may not be indicative of future results. The unaudited financial statements should be read in conjunction with the audited financial statements included in Frank's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended January 25, 2004.

(2) RECLASSIFICATIONS

Certain amounts reported in previous periods have been reclassified to conform to the 2004 presentation.

(3) LIQUIDITY

The Company has sustained losses from operations since emergence from bankruptcy on May 20, 2002 and has a deficit in working capital and stockholders equity as of May 16, 2004. As discussed in Item 2, the Company and its lenders have amended the existing credit agreements to eliminate certain covenant requirements through January 25, 2004 and has reset future financial covenants while at the same time providing a significant increase in borrowing capacity. Management believes the Company can remain in compliance with the new covenants through fiscal 2004. On June 30, 2004, the Company also entered into an amendment to the Kimco revolving credit facility, which provides for additional financing of $15 million.

Based on current and anticipated levels of operations, the Company's management believes that cash flows from operations, together with amounts available under the Company's credit facilities, will be adequate to meet the Company's anticipated cash requirements for the current fiscal year, including debt service requirements and planned capital expenditures. There can be no guarantee of the success of such efforts, and accordingly, the Company may need to develop strategic alternatives.

(4) (LOSS) INCOME PER SHARE

Basic (loss) income per share is computed by dividing net (loss) income on common shares by the weighted average number of common shares outstanding during each period. For purposes of the per share calculation, 20,000,000 shares were used which represent 17,798,428 shares outstanding and 2,201,572 shares to be issued. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. For the 2004 first quarter, all warrants and options outstanding have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive.

(5) STOCK OPTIONS

The Company accounts for stock-based compensation issued to its employees and non-employee directors in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, the Company has adopted the "disclosure only" provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires new prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

For SFAS No. 148 purposes, the fair value of each option granted under the Company's stock option plan is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%; stock price volatility of 10.8%; risk free interest rates ranging from 2.86% to 3.60%; and an expected option term of 5 years.

If the Company had elected to recognize the compensation cost of its stock option plan based on the fair value method of accounting, net (loss) income and net (loss) income per share would have been decreased to the pro forma amounts below (dollars in thousands, except per share amounts):

                                                    Sixteen Weeks    Sixteen Weeks
                                                        Ended            Ended
                                                    May 16, 2004     May 18, 2003
                                                    ------------     ------------
Net (loss) income, as reported                         $ (1,878)       $   1,011
Total stock-based compensation expense determined
  under the fair value method                               (21)            (170)
                                                       --------        ---------
Pro forma net (loss) income                            $ (1,899)       $     841
                                                       ========        =========
Weighted average number of shares
   outstanding - basic                                   20,000           20,000

Weighted average number of shares
   outstanding - diluted                                 20,000           20,000

Basic and diluted (loss) income per share:
  As reported - basic                                  $  (0.09)       $    0.05
                                                       ========        =========
  As reported - diluted                                $  (0.09)       $    0.05
                                                       ========        =========
  Pro forma - basic                                    $  (0.09)       $    0.04
                                                       ========        =========
  Pro forma - diluted                                  $  (0.09)       $    0.04
                                                       ========        =========

(6) RESTRUCTURING

During the fourth fiscal quarter of 2003 and the first fiscal quarter of 2004, the Company implemented a corporate overhead restructuring initiative to reduce costs at its corporate headquarters. As a result of the restructuring initiative, the Company recorded charges for workforce reductions of $2.0 million during the fourth fiscal quarter of 2003 and $0.5 million during the first fiscal quarter of 2004. The Company records restructuring charges based on Financial Accounting Standards Board ("FASB") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

Reconciliation of the restructuring liability, as of May 16, 2004, is as follows:

                                   Balance at January    2004       2004           2004            Ending Balance at
                                        25, 2004       Charges    Payments      Adjustments          May 16, 2004
                                   ------------------  -------    --------      -----------        -----------------
Employee separation costs (a)          $   1,526         459        (569)          (90)                 $ 1,326
                                       =========         ===        ====           ===                  =======

(a) Of the planned downsizing, all reductions had been implemented as of May 16, 2004.

The Company expects that substantially all remaining payments will be made within the next twenty-four months.

(7) RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the VIE's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation apply to the end of the first interim period or annual period ending after December 15, 2003 to VIEs in which a company holds a variable interest that it acquired before February 1, 2003 and by the end of the first reporting period that ends after March 15, 2004 to entities acquired or created after February 1, 2003. The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.

(8) SUBSEQUENT EVENT

Subsequent to the end of the quarter, the Company completed a sale and leaseback transaction for its Huntington, New York store location. The Company will realize a gain on this transaction in the second quarter of approximately $6 million. The Company regularly reviews opportunities to engage in sales-leaseback transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere in this Quarterly Report, and with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended January 25, 2004.

RESULTS OF OPERATIONS

The following table shows the 2004 period in comparison to the corresponding 2003 period (dollars in thousands).

                                                         Sixteen weeks ended
                                                     May 16, 2004    May 18, 2003
                                                     ------------    ------------
Net sales                                             $ 111,108       $ 116,652

Operating costs and expenses:
   Cost of sales, including buying and occupancy         75,431          81,300
   Selling, general, and administrative                  32,460          31,480
   Restructuring and other related charges                  459               -
                                                      ---------       ---------
     Total operating costs and expenses                 108,350         112,780
                                                      ---------       ---------
Income from operations                                    2,758           3,872
Other (expenses) income:
   Interest expense and amortization of debt costs       (3,772)         (2,967)
   Other (expenses) income                                 (864)            106
                                                      ---------       ---------
     Total other expenses                                (4,636)         (2,861)
                                                      ---------       ---------
Net (loss) income                                        (1,878)          1,011
                                                      =========       =========

      NET SALES. Net sales were $111.1 million for the sixteen weeks ended May 16, 2004 ("2004 quarter"), a decrease of $5.5 million, or 4.8%, compared with net sales of $116.7 million for the sixteen weeks ended May 18, 2003 ("2003 quarter"). Comparable store sales (stores open for the full time for the periods presented) decreased 4.2% in the 2004 quarter compared to the 2003 quarter. The fiscal quarter-to-date sales decrease is believed to be the result of unusually wet weather in the Midwest region, as both Chicago and Detroit experienced record rain amounts in the month of May. The East region sales increased 0.1%, and the Midwest region declined 8.7%, versus the 2003 quarter. Outdoor live goods, including annuals and perennials, sales increased 3.1% versus the 2003 quarter.

      There were 169 stores open for the 2004 quarter and 170 stores open for the 2003 quarter.

      COST OF SALES, INCLUDING BUYING AND OCCUPANCY. Cost of sales was $75.4 million for the 2004 quarter, a decrease of $5.9 million, or 7.2% compared with $81.3 million for the 2003 quarter. Cost of sales, as a percentage of net sales, was 67.9% for the 2004 quarter compared with 69.7% for the 2003 quarter. This percentage decline of 1.8% is due primarily to lower distribution costs related to the late-2003 closure of the Harrisburg, PA warehouse, and improved gross margins on outdoor live goods and floral arrangements, partially offset by third-party distribution costs.

      SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses were $32.5 million for the 2004 quarter, an increase of $1.0 million, or 3.1%, compared with $31.5 million for the 2003 quarter. As a percentage of net sales, SG&A expenses were 29.2% for the 2004 quarter compared with 27.0% for the 2003 quarter. This percentage increase is largely due to increased advertising costs and consulting expenses.

      RESTRUCTURING AND OTHER RELATED CHARGES. The Company recorded a charge of $0.5 million in the 2004 quarter related to headcount reductions at the Company's headquarters. No restructuring or related charges were taken in the 2003 quarter.

      INTEREST EXPENSE AND AMORTIZATION OF DEBT COSTS AND WARRANTS. Interest expense and amortization of debt costs and warrants ("interest expense") was $3.8 million for the 2004 quarter, an increase of $0.8 million, or 27.1%, compared with interest expense of $3.0 million for the 2003 quarter. The fiscal quarter-to-date increase in interest expense was due to increased borrowings and increased amortization of deferred debt costs due to loan amendments.

      OTHER INCOME (EXPENSES). Other income primarily relates to gains from the sale of property, interest income, and miscellaneous income. Other expense was $0.9 million for the 2004 quarter compared to other income of $0.1 million for the 2003 quarter. This variance is due to continued costs associated with the 2003 Harrisburg, PA warehouse roof collapse.

      INCOME TAXES. No income tax benefit was recognized for the loss for 2004 and 2003. Instead, the increase in net deferred tax assets as a result of the loss was offset by an equal increase in the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

REVOLVING CREDIT FACILITY WITH CONGRESS FINANCIAL CORPORATION

      The Company entered into a revolving credit facility with Congress Financial Corporation on May 20, 2002 ("the Congress facility"). The Congress facility is a $50 million, secured revolving loan facility, which includes $25 million of availability for letters of credit. On November 25, 2003, Congress and the Company executed an amendment to the credit facility which, among other things, limited borrowings under the facility to $42 million until additional lenders become parties to the credit facility and provide aggregate commitments of at least $8 million. The availability of borrowings under this facility generally is based on a percentage of eligible inventory and certain other assets, subject to certain reserves. The amounts reserved are based on a number of variables, including inventory levels, merchandise purchases and sales levels, and the types of reserves include inventory shrinkage, letters of credit outstanding, sales taxes and other liabilities of the Company. The total amount of these reserves varies by season but typically ranges from 10% to 25% of the cost of eligible inventory. As of May 16, 2004, there were $30.4 million in borrowings outstanding under the Congress facility and outstanding letters of credit aggregated $4.9 million. Excess availability as of May 16, 2004 was $11.1 million.

      The Congress facility allows the Company the option of prime rate loans or Eurodollar loans. Depending upon the Company's excess availability, loans under the facility bear interest either at the prime rate plus 0.50% or 1.00% or a Eurodollar rate plus 2.75%, 3.25%, or 3.50%. These rates were increased by an amendment to the Congress facility on January 27, 2004, and prior to such amendment, the interest rates under the Congress facility either were the prime rate plus 0.25% or 0.75% or a Eurodollar rate plus 2.75%, 3.25%, or 3.50%. The interest rate at May 16, 2004 is 4.75%. The Congress facility has an initial term of three years and renews for successive one-year terms thereafter, unless the lender or the Company elects to terminate the Congress facility as of the end of the initial term or any renewal term. The Congress facility includes an unused line fee of 0.25% per year, a servicing fee of $10,000 per calendar quarter, and an early termination fee in an amount equal to 1.00% of the amount of the maximum credit if the Congress facility is terminated in whole during the second year and 0.50% if terminated during the third year. For the amendments dated January 21, 2004 and June 29, 2004, the Company paid amendment fees of $100,000 and $125,000, respectively.

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

      The Congress facility, as amended, contains two financial covenants: a minimum quarterly level of adjusted EBITDA (as described below) and a minimum ratio of accounts payable to inventory. The financial covenants are measured only if (1) the Company's excess availability, plus the amount of cash equivalents maintained by the Company in an account under the control of Congress Financial, falls below $4.0 million at any time or (2) the Company's average excess availability, plus the average amount of cash equivalents maintained in such account, for any four-week period falls below $9.0 million. In such event, the minimum adjusted EBITDA covenant and the minimum accounts payable to inventory ratio covenant are measured quarterly, and the minimum levels required by each covenant varies from quarter to quarter. On June 29, 2004, the parties entered into an amendment to the credit facility which eliminated the adjusted EBITDA covenant with respect to accounting periods in the fiscal quarter ending May 16, 2004 and reset the adjusted EBITDA covenant for the accounting periods in the fiscal year ended January 30, 2005 and thereafter. The amendment also reduces some of the borrowing base reserves noted above and provides Congress with a second lien on certain real estate. The Company's accounts payable to inventory ratio was 68.6% and the minimum covenant was 21.1% at May 16, 2004. Adjusted EBITDA for the period from January 26, 2004 through May 16, 2004, was $3.0 million, as shown below.

      Adjusted EBITDA, as measured under the Congress facility, equals the net income of the Company for the applicable fiscal period, minus extraordinary gains included in such net income for such fiscal period, plus interest expense, income taxes, depreciation and amortization, other non-cash charges (other than to the extent requiring an accrual or reserve for future cash expenses) and non-cash extraordinary losses deducted from such net income for such fiscal period, all as determined in accordance with generally accepted accounting principles ("GAAP"). A summary of the calculation of the Company's adjusted EBITDA for the period from January 26, 2004 through May 16, 2004 is set forth below.

                         (000's)
                         -------
Net loss using GAAP    $  (1,878)
Plus:
     Depreciation          1,100
     Interest              3,772
                       ---------
Adjusted EBITDA        $   2,994
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

TERM LOAN AND REVOLVING CREDIT FACILITY ARRANGED BY KIMCO CAPITAL CORP.

      The Company has a three-year, $80 million credit facility, expiring May, 2005, arranged by Kimco Capital Corp. ("the Kimco facility"). Originally, the Kimco facility provided for a $20 million term loan and $10 million of revolving loans. Frank's and Kimco Capital Corp. amended the Kimco facility on January 23, 2003, providing for an increase in the amount of revolving loans available under the Kimco facility to $20 million. The Company and Kimco Capital Corp. entered into an amendment to the Kimco facility as of October 30, 2003 to allow for overline revolving loan advances of up to $7 million during the period from January 1, 2004 to April 1, 2004. On January 16, 2004, the Company and Kimco Capital Corp. entered into an amendment to the Kimco facility to allow for overline revolving loan advances of up to $8 million. On January 21, 2004, the Company and Kimco Capital Corp. entered into an amendment to the Kimco facility to allow for overline revolving loan advances of up to $25 million until May, 2005. On June 30, 2004 the Company and Kimco Capital Corp. entered into an amendment to the Kimco facility to allow for additional overline revolving loan advances of up to $15 million, with such additional advances available only in the Company's 4-week accounting periods ending October 3, 2004 and October 31, 2004, with such advances not to exceed $1 million and $6 million in those periods respectively, unless otherwise consented to by Kimco. Amendment fees of $500,000 and $375,000 were paid to Kimco by the Company for the January 21, 2004 and the June 30, 2004 amendments respectively.

      The Kimco facility is secured by a first priority lien on certain of the Company's owned real property and a second lien on the Company's inventory and other assets. These loans bear interest at 10.25% per year for an initial term of three years, with the option for the Company to renew the loans for up to an additional two years, provided that the Company is not then in default. A portion of the Kimco facility has been participated by Kimco Capital Corp. to Third Avenue Trust and/or its designees. As of May 16, 2004 total debt outstanding under the Kimco revolver facility was $14.5 million. There is also a $20 million term loan outstanding under this facility.

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

      Kimco Capital Corp. is an affiliate of (i) Kimco Realty Services, Inc. and Kimco Realty Corporation, which, based on the most recent filings with the Securities Exchange Commission, are the beneficial owners of 53.1% of the Company's common stock, and (ii) Kimco Select Investments. A portion of the Kimco facility has been participated by Kimco Capital Corp. to Third Avenue Trust and/or its designees, which, collectively with its affiliates, is the beneficial owner of 22.6% of the Company's common stock, based on the most recent filings with the U.S. Securities and Exchange Commission.

ADEQUACY OF CAPITAL RESOURCES

      The Company's principal sources of liquidity are cash flows from operations and borrowings under the two credit facilities. Based on current and anticipated levels of operations, the Company's management believes that cash flows from operations, together with amounts available under the Company's credit facilities, will be adequate to meet the Company's anticipated cash requirements for the current fiscal year, including debt service requirements and planned capital expenditures.

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

      The Company believes that its existing credit facilities, along with cash flows from operations, will be adequate to cover its working capital needs until the facilities expire in May 2005. At that time, the Company plans to either renew the facilities or seek alternative outside financing. In the event that cash flows from operations, together with available borrowings under the Company's credit facilities are not sufficient to meet the Company's cash requirements, the Company would be required to obtain alternative financing and/or reduce planned capital expenditures. The Company can provide no assurance that alternative financing would be available on acceptable terms, especially in light of the fact that, except for miscellaneous real property and equipment, substantially all of the Company's existing assets are pledged as collateral for the existing credit facilities or that reductions in planned capital expenditures would be sufficient to cover any cash shortfalls.

      The Company anticipates spending approximately $2.0 million for capital expenditures for the remainder of 2004, primarily for store remodeling. No store openings are planned for the remainder of 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company perceives its market risk is related to interest rate risk and foreign currency exchange rate risk for its borrowings under the credit facility with Congress Financial, which is a variable rate financing agreement. Borrowings under the Congress facility may be based upon the U.S. prime interest rate or the Eurodollar rate. The Company does not use swaps or other interest rate protection agreements to hedge this risk. During the period beginning January 25, 2004 through May 16, 2004, the Company's average outstanding balance under the Congress facility was $21.7 million. At such level, a 200 basis point change in the interest rate on the credit facility would result in an increase in interest expense of $434,000 per year. The Company had $30.4 million outstanding under the Congress facility at May 16, 2004. Interest under the $80.0 million credit facility with Kimco Capital is fixed at 10.25% per annum and $34.5 million was outstanding at May 16, 2004, consisting of $14.5 million of revolving facility debt and $20.0 million of term loan debt. The Company does not enter into derivative or interest rate transactions.

ITEM 4. CONTROLS AND PROCEDURES

In Item 9A, Controls and Procedures of the Company's Form 10-K for the fiscal year ended January 25, 2004 the following matter was identified as a material weakness:

Based on an evaluation, and in concert with the Company's independent certified public accounts, Grant Thornton LLP, management advised the audit committee of the Company's board of directors that it had identified ineffective policies and procedures regarding accounting for leases, which resulted from a lack of sufficient accounting personnel.

During the first fiscal quarter of 2004, the Company has taken the following actions to address and correct this condition:

      1. The Company initiated a process to fill an open position in its accounting department responsible for lease accounting. The position has been filled as of the date of the filing.

      2. The Company developed a new process to streamline the management of its current lease portfolio.

As of May 16, 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Interim Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Interim Chief Operating Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective for gathering, analyzing and disclosing information required to be disclosed in connection with the Company's filing of its Quarterly Report on Form 10-Q for the sixteen weeks ended May 16, 2004. Except as discussed above, no significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held on June 17, 2004. The only matter submitted to the stockholders for approval at the annual meeting was the election of the Company's board of directors.

Gerald Hellerman, Richard E. Montag, and Joseph Nusim were elected directors of the Company for a one year term with votes cast as follows:

                                   Shares Voted:
                          For        Withheld        Against
                       ----------  -------------     -------
Gerald Hellerman       14,678,905     20,216            0
Richard E. Montag      14,678,905     20,216            0
Joseph Nusim           14,678,905     20,216            0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

Exhibit No.                                 Description
-----------                                 -----------

   10.1            Sixth Amendment to Credit and Security Agreement, dated as of
                   June 30, 2004, among the Registrant and Kimco Capital Corp.
                   Exhibit to the Congress Financial Corporation Amendment

   10.2            Waiver and Amendment No. 5 to the Loan and Security
                   Agreement, dated as of June 29, 2004, among the Registrant, Congress Financial Corporation, as Administrative Agent, and the Lenders party thereto

   10.3            Amendment to Employment Agreement for Alan Minker, Chief
                   Financial Officer and Interim Chief Operating Officer

   10.4            Amendment to Employment Agreement for Keith Oreson, Vice
                   President - Human Resources

   31.1            Principal Executive Officer Certification Pursuant to Section
                   302 of the Sarbanes-Oxley Act of 2002

   31.2            Principal Financial Officer Certification Pursuant to Section
                   302 of the Sarbanes-Oxley Act of 2002

   32.1            Principal Executive Officer Certification Pursuant to Section
                   906 of the Sarbanes-Oxley Act of 2002

   32.2            Principal Financial Officer Certification Pursuant to Section
                   906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

            During the quarter ended May 16, 2004, Frank's filed the following Reports on Form 8-K:

                  Report on Form 8-K dated February 10, 2004, reporting under
                  Item 7 the issuance of a press release announcing the Company's Agreement with Abacus Advisors LLC dated January 21, 2004, the Fifth Amendment to the Credit and Security Agreement, dated as of January 21, 2004, between the Registrant and Kimco Capital Corp., and the Waiver and Amendment No. 4 to Loan and Security Agreement, dated as of January 27, 2004, among the Registrant, Congress Financial Corporation, as Administrative Agent, and the Lenders party thereto.

                  Report on Form 8-K dated April 26, 2004, reporting under Item 12 the issuance of a press release announcing the Company's earnings for the fiscal year ended January 25, 2004.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: June 30, 2004                        FRANK'S NURSERY & CRAFTS, INC.
                                           (Registrant)

                                     By:   /s/ Alan Minker
                                           -------------------------------
                                           Alan Minker
                                           Interim Chief Operating Officer,
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX

Exhibit No.                              Description
-----------                              -----------
   10.1       Sixth Amendment to Credit and Security Agreement, dated as of June
              30, 2004, among the Registrant and Kimco Capital Corp. Exhibit to the Congress Financial Corporation Amendment

   10.2 Waiver and Amendment No. 5 to the Loan and Security Agreement, dated as of June 29, 2004, among the Registrant, Congress
              Financial Corporation, as Administrative Agent, and the Lenders party thereto

   10.3       Amendment to Employment Agreement for Alan Minker, Chief Financial
              Officer and Interim Chief Operating Officer

   10.4       Amendment to Employment Agreement for Keith Oreson, Vice President
              - Human Resources

   31.1       Principal Executive Officer Certification Pursuant to Section 302
              of the Sarbanes-Oxley Act of 2002

   31.2       Principal Financial Officer Certification Pursuant to Section 302
              of the Sarbanes-Oxley Act of 2002

   32.1       Principal Executive Officer Certification Pursuant to Section 906
              of the Sarbanes-Oxley Act of 2002

   32.2       Principal Financial Officer Certification Pursuant to Section 906
              of the Sarbanes-Oxley Act of 2002